Form 10-K
period 2022-12-31
Asset Entities Inc.
filed 2023-03-31
CIK 1920406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-41612

ASSET ENTITIES INC.
(Exact name of registrant as specified in its charter)

Nevada	88-1293236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Crescent Ct, 7th Floor, Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

(214) 459-3117
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, $0.0001 par value per share	ASST	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 31, 2023, there were a total of 8,385,276 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding and 5,275,724 shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Asset Entities Inc.

Annual Report on Form 10-K

Year Ended December 31, 2022

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” the “Company,” “Asset Entities,” and “our company” are to Asset Entities Inc., a Nevada corporation. “Class A Common Stock” refers to the Company’s Class A Common Stock, $0.0001 par value per share. “Class B Common Stock” refers to the Company’s Class B Common Stock, $0.0001 par value per share.

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business, including “AE 360 DDM”, “Asset Entities Where Assets Are Created”, “SiN”, “Social Influencer Network”, and associated marks. For convenience, we may not include the SM, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this report are the property of their respective owners.

Note Regarding Industry and Market Data

We are responsible for the information contained in this report. This report includes industry data and forecasts that we obtained from industry publications and surveys as well as public filings and internal company sources. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. Statements as to our ranking, market position and market estimates are based on third-party forecasts, management’s estimates and assumptions about our markets and our internal research. We have not independently verified such third-party information, nor have we ascertained the underlying economic assumptions relied upon in those sources. While we believe that all such information contained in this report is accurate and complete, nonetheless such data involve uncertainties and risks, including risks from errors, and is subject to change based on various factors, including those discussed under “Item 1A. Risk Factors” and “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the impact of the COVID-19 pandemic on our operations and financial condition;

●	our ability to introduce new products and services;

●	our ability to obtain additional funding to develop additional services and offerings;

●	compliance with obligations under intellectual property licenses with third parties;

●	market acceptance of our new offerings;

●	competition from existing online offerings or new offerings that may emerge;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	the accuracy and completeness of the data underlying our or third-party sources’ industry and market analyses and projections;

●	our expectations regarding demand for, and market acceptance of, our services;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A. Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Summary of Risk Factors

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth under “Item 1A. Risk Factors”.

●	We have a limited operating history, which may make it difficult to evaluate our business and prospects.

●	The Company may experience negative cash flow.

●	The Company may need to raise additional capital to support its operations.

●	The Company may incur significant losses, and there can be no assurance that the Company will ever become a profitable business.

●	The Company’s future revenue and operating results are unpredictable and may fluctuate significantly.

●	If we are unable to maintain a good relationship with the social media platforms where we operate, our business will suffer.

●	Risks relating to the blockchain, cryptocurrencies, and NFT industries may cause material adverse effects on our business operations.

●	If demand for our services does not develop as expected, our projected revenues and profits will be affected.

●	The Company will be subject to risk associated with the development of new products or services.

●	The Company may not be able to create and maintain a competitive advantage, given the rapid technological and other competitive changes affecting all markets nationally and worldwide. The Company’s success will depend on its ability to keep pace with any such changes.

●	The technology area is subject to rapid change, and there are risks associated with new products and services.

●	If our paying subscribers are not satisfied with our Discord subscription services, we may face additional cost, loss of profit opportunities, damage to our reputation, or legal liability.

●	Our services are based in a new and unproved market and are subject to the risks of failure inherent in the development of new products and services.

●	Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business and operating results will be harmed.

●	The social media, education, and community-based platform sectors are subject to rapid technological change and, to compete, we must continually evolve and upgrade the user experience to enhance our business.

●	The Company operates in a highly competitive industry and there can be no assurance that the Company will be able to compete successfully.

●	We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.

●	If our co-founders were to experience a loss to their social media followings, it could adversely affect our business, operating results and financial condition.

●	Our business depends on our ability to attract and retain talented qualified employees or key personnel.

●	We may not be able to manage future growth effectively.

●	We may have difficulty scaling and adapting our existing infrastructure to accommodate a larger customer base, technology advances or customer requirements.

●	If the Company fails to develop or protect its intellectual property adequately, the Company’s business could suffer.

●	The Company’s products, services or processes could be subject to claims of infringement of the intellectual property of others.

●	We may experience disruption to our servers or our software which could cause us to lose customers.

●	A failure or breach of our security systems or infrastructure as a result of cyberattacks could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

●	Certain stockholders have substantial influence over our company, and their interests may not be aligned with the interests of other stockholders.

●	Current market conditions and recessionary pressures in one or more of the Company’s markets could impact the Company’s ability to grow its business.

●	The COVID-19 pandemic may cause a material adverse effect on our business.

●	We may incur liability as a result of information retrieved from or transmitted over the Internet or published using our services or services of social media platforms, or as a result of claims related to our services or services of social media platforms, and legislation regulating content on social media platforms may require us to change our services or business practices and may adversely affect our business and financial results.

●	We are not currently registered as an investment adviser and if we should have registered as an investment adviser, our failure to do so could subject us to civil and/or criminal penalties.

●	We will face growing regulatory and compliance requirements which can be costly and time-consuming.

●	Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

●	Our business could be negatively impacted by changes in the U.S. political environment.

●	Our business depends on our customers’ continued and unimpeded access to the Internet and the development and maintenance of Internet infrastructure. Internet access providers may be able to block, degrade or charge for access to certain of our services, which could lead to additional expenses and the loss of customers.

●	Our business could be affected by new governmental regulations regarding the Internet.

●	The requirements of being a public company may strain our resources.

●	Climate change and increased focus by governmental organizations on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

●	If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

●	The structure of our common stock has the effect of concentrating voting control with certain Asset Entities officers and directors; this will limit or preclude your ability to influence corporate matters. It may also limit the price and liquidity of our common stock due to its ineligibility for inclusion in certain stock market indices.

v

PART I

ITEM 1. BUSINESS.

Overview

Asset Entities is a technology company providing social media marketing and content delivery services across Discord, TikTok, and other social media platforms. We also design, develop and manage servers for communities on Discord. Based on the rapid growth of our Discord servers and social media following, we have developed three categories of services. First, we have established and developed large communities with subscription upgrades to premium content on our investment education and entertainment servers on Discord. Second, we develop, codevelop and execute influencer social media and marketing campaigns for clients. Third, we design, develop and manage Discord servers for clients under our “AE.360.DDM” brand. All of these services – our Discord investment education and entertainment, social media and marketing, and AE.360.DDM services – are therefore based on our effective use of Discord as well as other social media including TikTok, Twitter, Instagram, and YouTube.

Our Background

In 2020, Mr. Arshia Sarkhani, our Chief Executive Officer and President, and Mr. Kyle Fairbanks, our Executive Vice-Chairman, had been actively investing and developing social influencer followings on their own when they had a vision: Bring Wall Street trading education and entertainment to the Generation Z masses through social media through the community-based platform known as Discord. Mr. Sarkhani and Mr. Fairbanks sensed that social media could empower retail investors, as later demonstrated in the extreme by recent developments such as the GameStop meme stock phenomenon. Based on their vision and personal investing experience, Mr. Sarkhani and Mr. Fairbanks founded our company with fellow investors and social influencers Jackson Fairbanks, our Chief Marketing Officer, and Arman Sarkhani, our Chief Operating Officer. Our company initially focused on providing social media and marketing campaigns and consulting services for clients.

By October 2020, we had determined that the social media platform Discord, which focuses on users’ shared interests and features premium content instead of advertisements, would be the most effective forum for our vision. We formed a stock investing education and entertainment Discord server, with the server name “STOCKS”. Subsequently, in 2021, we formed similar servers focusing on cryptocurrencies and nonfungible tokens, or NFTs, with the server names “CRYPTOS” and “NFTS”, respectively. We also recently launched a real estate Discord server in May 2022, with the server name “REALTY”, to provide similar content on various aspects of residential and commercial real estate investing. We believe it is significant, and shows the pioneering vision of our founders, that we were able to obtain the Discord domain names of “STOCKS”, “CRYPTOS”, “NFTS”, and “REALTY” for their four main Discord communities. We believe that each of our servers is one of the first of its kind on Discord.

As of March 2023, our Discord servers had approximately 260,000 members combined, consisting of approximately 160,000, 53,000, 43,000, and 5,100 members on our STOCKS, REALTY, CRYPTOS, and NFTS servers, respectively. We plan to launch servers with other popular investment themes in the future. Through the consistent release of relevant content, cross-marketing, and strategic subscription pricing, we anticipate that our various Discord communities will continue to grow rapidly.

Our record of growth on Discord has also depended and will continue to depend on a massive social media following. Since deciding to form our Discord communities, our social influencers’ effective use of TikTok and other social media has fueled their rapid growth. Since August 2020, as a result of social media campaigns helping to promote our Discord servers in the financial education and entertainment space, our social media presence has grown organically from fewer than 50,000 members and followers, to 2 million by March 2023. Our social media reach across all platforms has accumulated over 1 billion interactions. We expect even faster growth on Discord with the recent launch of our real estate-themed server and other services in 2022 due to our continued skilled use of social media as well as our investment education and entertainment content.

Our Current Business

Our Discord investment education and entertainment service is designed primarily by and for enthusiastic Generation Z, or Gen Z, retail investors, creators and influencers. Gen Z is commonly considered to be people born between 1997 and 2012. Our investment education and entertainment service focuses on stock, real estate, cryptocurrency, and NFT community learning programs designed for the next generation. While we believe that Gen Z will continue to be our primary market, our recently-expanded Discord server offering also features education and entertainment content covering real estate investments, which is expected to appeal strongly to older generations as well.

We initially developed our Discord community and other social media following for our company through the talents, insights and efforts of our executive social influencers, Messrs. Arshia and Arman Sarkhani and Messrs. Kyle and Jackson Fairbanks. Our executive team has also offered social media and marketing campaign services to business clients. To the end of further capitalizing on our management’s social influencer backgrounds, we developed our “SiN” or “Social Influencer Network,” our team of social influencer independent contractors. Our SiN social influencer independent contractors can perform social media and marketing campaign services to expand our clients’ Discord server bases and drive traffic to their businesses, as well as increase membership in our own servers.

In forming thriving community groups on Discord, we designed and developed four Asset Entities server communities and manage a combined server user membership of approximately 260,000 as of March 2023. As a result, we have developed a high level of expertise in designing, developing, and managing Discord servers. Having developed multiple Discord servers in a variety of fields, we have positioned ourselves as experts in the Discord space. Further capitalizing on this experience, since January 2022, we have formally offered our “AE.360.DDM, Design Develop Manage” service, or “AE.360.DDM”. AE.360.DDM is a suite of services to individuals and companies seeking to create a server on Discord. We believe we are the first company to provide “Design, Develop and Manage,” or DDM, services for any individual, company, or organization that wishes to join Discord and create their own community. We liken this service to that provided by companies like Register.com and Godaddy.com during the dot.com era in the 1990s for companies looking to register their domain names, develop webpages and websites, and manage and host those websites. With our AE.360.DDM rollout, we believe we are uniquely positioned to offer DDM services in the growing market for Discord servers.

Our Historical Performance

The Company had an accumulated deficit of $627,118 at December 31, 2022 and a net loss of $645,255 during the year ended December 31, 2022. However, in February 2023, the Company completed an equity offering which generated net proceeds of $6.6 million. Consequently, the Company’s existing cash resources and the cash received from the equity offering are expected to provide sufficient funds to carry out the Company’s planned operations through the next 12 months.

Industry Overview

The social influencer and online media presence on various platforms are expanding and evolving. More than any previous generation, Generation Z is immersed in social media platforms like TikTok, Twitter, and Meta Platforms’ Facebook and Instagram. This trend has generated opportunities for young adults to become social influencers and to gain financial success. Many kids now want to be “tiktokers”, “instagrammers”, and social media influencers. In addition to these platforms, the Reddit-based campaigns behind the GameStop, AMC and Koss meme stock phenomena of 2021 demonstrated the power of social media to generate and destroy financial wealth relatively quickly. We believe that these developments are together giving way to a new type of social media community. Social media was once occupied by influencers who were showing off their latest snacks, clothes, makeup brands, and other products and services, but now, a new breed of influencers focus on other subjects that are gaining mass interest, especially with Generation Z, including personal finance and investing.

As Bloomberg has reported (“Influencers Are Luring Investors Flummoxed by Meme Stonks and Options,” June 18, 2021), in the U.S., there is relatively little formal personal-finance education. Only seven states require – or are in the process of mandating – a standalone high school course on the topic, according to the advocacy group Next Gen Personal Finance. For most students, learning about money means learning about topics like budgeting, understanding compound interest or opening a savings account. While this information might be useful, there are many more complex and risky financial opportunities available to young, inexperienced investors who are digital natives, i.e., most of Generation Z. Only $1 or less can be used to open financial accounts and buy fractions of shares or portions of cryptocurrencies through companies like Robinhood, Cash App and others. With slightly more in their investment accounts, people can get access to higher-risk strategies such as margin or option trading. Meanwhile, there is new vocabulary to decipher every day if investors want to understand chatter about the markets, from “diamond hands” to NFTs. While banks and mutual fund companies offer advisory services to their members, they tend to reserve advisory services for higher-net-worth individuals, and generally do not make their advice particularly entertaining or accessible to Generation Z consumers.

With the rise of free, fast trading online and by phone, demand has surged for information about investing and markets, creating opportunities for a new generation of financial influencers who are rushing to fill the gap in traditional education. With a massive, younger, financially uneducated market desperate to learn about the financial markets, a deluge of new companies and their influencer leaders are fighting to be the first place individuals turn to chat about stocks, budgets or finances.

More broadly, this trend towards relying on social media and influencers means that skilled social media marketers and influencers can parlay their brands into multiple streams of revenue including subscription-only content, promotional campaign contracts for business clients, and related consulting services. As argued by a guest contributor’s article on Nasdaq.com (“How Gen Z Influencers Can Transform the Nature of Investing,” June 2, 2021), Generation Z is asserting more influence over the social media influencer market, which has already surpassed $13 billion in market size worldwide according to a research report published by Statista (“Influencer Marketing Worldwide - Statistics & Facts,” September 27, 2021), and shows no signs of abating. Internet users look to niche influencers they trust as their go-to source for new information and product recommendations, and 74% of consumers say they would spend up to $629 on a product recommended by an influencer. With such authority over the way consumers spend their money on commercial goods, Gen Z influencers are bound to sway their followers’ interests in the area of financial education.

Gen Z’s social media habits are distinctive from other generations. Their most-used social media platforms are Instagram, Snapchat, and TikTok, according to a 2021 Pew Research survey. TikTok’s quick ascension to Gen Z dominance at comparable levels to other well-established online titans has captivated potential investors, e-marketers, and others looking to profit from this bustling and youthful platform.

Given the growth of the influencer industry across social media like Instagram and TikTok, the rapid influx of young retail investors into the stock and cryptocurrency markets, and recent phenomena like meme stocks, we believe the stage is set for Gen Z to seek dedicated online community-based investment education and entertainment services.

At the same time, a relatively new social media app, Discord, has emerged and demonstrated unique appeal to younger people. As reported by The New York Times (“How Discord, born from an obscure game, became a social hub for young people,” December 29, 2021), driven in part by the COVID-19 pandemic, Discord “has exploded into the mainstream.” While parents working from home flocked to Zoom, many of their children were downloading the Discord app to socialize with other young people through text and audio and video calls in groups known as servers. As of March 2023, the platform has more than 150 million active users each month – up from 56 million in 2019. It has expanded from gamers to many other groups including music aficionados, students, art communities, and cryptocurrency enthusiasts. According to Bloomberg, on September 15, 2021, Discord’s valuation doubled from $7 billion in 2020 to about $15 billion based on a $500 million capital raise.

Discord is split into servers – essentially chat rooms similar to the workplace tool Slack – which facilitate casual, free-flowing conversations about shared interests such as gaming, music, art, school, and memes. Some servers are large and open to the public; others are private and invitation-only. Another feature that significantly differentiates Discord from the established social media platforms like Facebook is that the service does not have advertisements. It makes money through premium subscriptions that give users access to features like custom emoji for $5 or $10 per month. Discord also began experimenting in December 2021 with allowing some users to charge for access to their server, up to $100 a month, of which Discord takes 10%.

Based on the above, social influencers can generate revenues from Discord user subscriptions by drawing users in with their investment education and entertainment content. Expert influencers on Discord and other social media can simultaneously use their social media expertise and brands to generate social media marketing campaigns for business clients looking to attract more Generation Z consumers. Services, such as “AE.360.DDM, Design Develop Manage”, covering all aspects of the design and implementation of the Discord servers themselves can attract subscribers and, therefore, create a new source of revenue. We believe that we are a leading provider of all of these services, and that demand for all of our services will continue to grow.

Our Services

We offer three types of services that utilize Discord and other social media to younger generations and other social media users.

Discord Communities. Our investment education and entertainment service aims to serve as an education and entertainment platform for investments in a way that is accessible to Generation Z and other social media users. As one of the largest community-based education and entertainment platforms on Discord, with four separate servers with a combined user membership of approximately 260,000 as of March 2023, we provide financial literacy education and entertainment on trading and investment. Our largest Discord server focuses on stock investing education and entertainment, and we have smaller but growing real estate, cryptocurrency and NFT education and entertainment Discord servers. One of the unique aspects of Discord is that the base access to certain materials is free to all users. Our Discord server subscription fees currently range from $4.99 to $59.99, with a planned $99.99 tier forthcoming.

For monthly fees, paying subscribers to our Discord servers can get access to live trading diaries, premium prerecorded investing and trading education video content, and paying subscriber-only private group discussion channels relating to the general investment and trading education content on the Company’s Discord servers. All members may watch nonpremium video education content, watch live day trading sessions during market hours, and participate in live chat sessions with other members. We upload and manage all content on our Discord servers. There are no formal requirements for our investment education and entertainment materials; however, we are selective with the content that we post on our servers.

We comply with Discord’s terms of service, including minimum age requirements. Discord requires all users to be at least 13 years old, and we require users to be at least 18 years old in order to participate in community discussions. Discord is in the process of creating a gateway to require age verification. In addition, we maintain a set of community behavior rules for its servers which include bans on hate speech, harassment, spam, illegal activities, and false information. All members must confirm that they have read and accept these rules in order to enter our Discord servers. Our Discord moderators enforce these rules.

Social Media and Marketing. We offer white-label marketing, content creation, content management, TikTok promotions, and TikTok consulting to clients in any industry or market. Fees under our social media and marketing agreements are expected to range from $2,000 for small, short projects to $50,000 for more intricate and labor-intensive campaigns. Pricing depends on the amount of social media posts, length of the campaign, and product placement.

Through social media, we have conducted marketing and other social media campaigns on behalf of clients in investing, gaming, recreation, cryptocurrency assets, NFTs, and other areas through our growing team of social media influencers, which we call our “Social Influencer Network,” or “SiN”.

We utilize our “SiN” or “Social Influencer Network,” our social influencer independent contractors, in part to increase social media reach for our clients’ Discord servers or to drive traffic to their businesses. Both we and our clients generally have the right to preapprove and remove the influencer’s posts at our and our clients’ discretion. They are generally paid on a commission-only basis. Typical payment terms are a dollar amount for a certain number of new member signups, or in some cases a percentage, subject to a dollar cap, on the server’s subscription net revenue. We or our clients may also commission the influencer to provide premium video education series with revenue-sharing provisions for any related subscription fees. Depending on the particular contract, we, our client, or both may own the content produced by our SiN influencers. Depending on each contract, we may require weekly meetings with the influencer. Our SiN contractors’ work for clients are terminable by either us or our clients on 30 days’ notice, and are subject to customary confidentiality, nondisclosure, and noncompete provisions.

Under our social media and marketing agreements, we typically agree to produce a certain minimum number of posts, streams, or other social media and marketing content, at a minimum required frequency for the agreed-upon period. We may agree to promote the products or services of the client by mentioning the client or its products or services a certain number of times per post or stream, using products or service in our content in a designated manner, or not using, mentioning or promoting competing products or services. Clients must generally preapprove our promotion-containing content, subject to their reasonable discretion. Clients typically own any data generated by promotional posts or streams; however, we retain the right to use the content created. Our social media and marketing agreements are subject to customary confidentiality, non-disparagement, indemnification and other standard terms and social media policy compliance requirements. Other than as otherwise noted above, our influencers are not exclusive to any social media and marketing client.

AE.360.DDM, Design Develop Manage. AE.360.DDM is a suite of services to individuals and companies seeking to create their own server on Discord. We believe that we are the first company to provide a full range of Discord DDM services for any individual, company, or organization that wishes to join Discord. Since November 2021, we have worked with various communities on how to better manage their presence on Discord and have designed servers for businesses and celebrities. We tailor our fees to the services requested and can range from set prices of $497 to $5,000 for each Discord server design project. However, our fees may be higher based on the expected complexity, size, and management responsibilities for the server. They may also be based on a percentage split of subscription revenues.

On Discord servers managed by our company on behalf of clients, clients generally provide and own their servers’ content and control all rights to their servers, while we provide management or other contracted services. If we are managing the Discord server under the AE.360.DDM service, we may upload content for the server owner. The server owner may always upload content. Other server users may also upload content, but the server owner’s moderators may remove it.

AE.360.DDM is a proprietary service that is summarized below. The list of services below is not inclusive of our full suite of the AE.360.DDM services and processes by which we design, develop and manage Discord servers on behalf of clients.

Our AE.360.DDM service includes any or all of the following:

●	“360.DD Level 1, 2 or 3” Design and Development service: We design and establish the client’s Discord server under one of the following three “levels” of service:

●	Level 1 includes a simple setup of the client’s server with base, or general-purpose, channels and basic bots. Discord channels are topic-based chatrooms. Discord bots are user-like computer-simulated members of the server that can automate various actions. Bots use Discord’s public application programming interface, or API, to perform actions like send messages, modify roles, or automate moderation.

●	Level 2 includes both Level 1 services and more advanced server features.

●	Level 3 includes Level 1 and Level 2 services, and adds the following key features:

●	Enhancements taking advantage of premium Discord features.

●	Setup of a number of private channels. A private channel on Discord only allows selected members to join it or limits what users may view and post without special permissions. Discord server members who are not added to the channel will not be able to see it on the server’s sidebar. Private chat channels may be used to offer premium content to users.

●	Third-party integrations, which may be used to integrate the use of complimentary apps into the Discord server such as other social media platforms, productivity or data-management apps, and others.

●	Special-purpose community bot and chat features.

●	External links to websites that a client wishes to promote may also be included.

●	“360.M” Management service: We will act as the lead moderator and community manager of the client’s Discord server. Features may include the following:

●	Moderating and interacting in daily chats;

●	Answering support tickets;

●	Acting as a moderator and team leader. Team leaders usually have the ability to create channels, create and delete roles, and perform other administrative functions

●	Provide informative, fun, and interactive announcements;

●	Make suggestions on how to improve the Discord community based on performance over time;

●	Add all necessary bots for security, gaming, fun and so on.

●	Managing the Discord server through moderation and maintenance through a proprietary process.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the novel coronavirus COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. From our founding, we have been a highly efficient remote-first company, which has been able to continue to function as normal even with pandemic-related stay at home orders and other regulations. We have also exploited certain trends related to the COVID-19 pandemic, including its acceleration of global growth in virtual services. However, the COVID-19 pandemic has adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The resulting global deterioration in economic conditions and financial volatility may have an adverse impact on discretionary consumer spending or investing, could also impact our business and demand for our services.

For more information on the impacts of COVID-19 on our business and related risks, please refer to the sections entitled “Item 1A. Risk Factors – Risks Related to Our Business and Industry – The COVID-19 pandemic may cause a material adverse effect on our business.” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic”. We cannot predict the extent to which the ongoing COVID-19 pandemic or related regulatory or legislative activity may impact us.

Our Market Opportunity and Customers

We market our services primarily to “Generation Z” users and businesses seeking to market their services to these users. As the first generation to have grown up with access to the Internet and portable digital technology from a young age, members of Generation Z have been dubbed “digital natives”. Around the world, it has been reported that members of Generation Z are spending more time on electronic devices and less time reading books than before, with implications for their attention span and vocabulary, as well as their future in the modern economy. As discussed above, Gen Z users are often bereft of the financial literacy needed to invest, in spite of growing demand for financial services especially in an era of meme stocks and stock trading apps like Webull, Robinhood, and E*Trade. With our emphasis on video, chat, and other social media education, entertainment and marketing, and deep knowledge of Discord server design and trending investment topics, we have positioned ourselves to attract younger investors and businesses seeking to market to them.

We are also now targeting millennials, Generation X, and older generations. Our most prominent example of this effort is our real estate Discord server, registered under the Discord domain name “REALTY”, which we launched in May 2022. We expect to attract more diverse subscribers interested in learning about real estate alternatives to traditional finance.

Sales, Marketing and Customer Acquisition

We will continue to seek customers by producing content for our Discord servers and other social media accounts and using our Social Influencer Network to increase our Discord members. To that end, we frequently engage in social media campaigns for our Discord servers by posting free videos, tweets, and other social media content on Discord, TikTok, Twitter, Instagram, and YouTube. We will use search engine optimization, or SEO, to gain further reach in acquiring paying subscribers and other members to our Discord servers and potential customers of our other services. We expect that we will increase sales and revenues from increased Discord members and customers of our paid services from the recent launch and expansion of our AE.360.DDM service, the recent launch of our REALTY Discord server, and expansion of our STOCKS, CRYPTOS, and NFTS Discord servers.

One of the ways we can increase our Discord users and customer base is to utilize our “SiN” or “Social Influencer Network,” our social influencer independent contractors. Each of our SiN social influencer independent contractors can perform social media outreach to expand our Discord server bases and increase membership in our Discord servers. When we use our social influencers to increase our user base, we have the right to preapprove and remove the influencer’s posts at our discretion. They are generally paid on a commission-only basis. Typical payment terms are a dollar amount for a certain number of new member signups, or, with respect to our REALTY Discord server, a percentage, subject to a dollar cap, on the server’s subscription net revenue. We may also commission them to provide premium video education series with revenue-sharing provisions for any related subscription fees. We generally own all content produced by our SiN influencers. Depending on each contract, we may require weekly meetings with the influencer. Our SiN contracts are terminable on 30 days’ notice our SiN and have customary confidentiality, nondisclosure, and noncompete provisions.

As discussed above, we likewise offer the services of our SiN independent contractors to current and potential social media and marketing customers. We are also working to expand our user base by contracting with trained social media analysts in order to develop larger and more long-term campaigns to promote our business. We expect that these offerings may accelerate growth in client contracts for our social media and marketing customer services.

Our AE.360.DDM service is expected to grow through multiple avenues including the use of SEO with Facebook and Google Ads, as well as our targeted outreach to venture capitalists, social media influencers, digital technology brands, and other businesses. We also expect that revenues from this service will increase organically by showing our expertise in Discord design, development and management through our own growing Discord communities. In February 2023, we initiated an online marketing campaign and expanded use of SEO, Facebook Ads, Google Ads and Google Analytics to accelerate customer acquisition for our AE.360.DDM service.

Competition

While we do not have any competitors that compete with us across our business in its entirety, we face competition in certain aspects of our business. Our products and services face competition from different businesses depending on the offering.

The education components of our investment education and entertainment services have the following primary competitors:

●	Xtrades Discord Server – Stocks and options trading communities with real traders providing analysis; fees range from $38/month to $988 for a lifetime membership. Their Discord server had approximately 141,000 members as of March 2023.

●	WallStreetBets Discord Server and Subreddit – These are generally free services where anyone can offer advice on high-risk investing in stocks, options, and futures trading. Their Discord server has approximately 563,000 members and their subreddit had approximately 13.8 million registered users as of March 2023.

●	Eagle Investors – An online investment education service provided by investment advisory firm Eagle Investments LLC. They manage a Discord server which includes a free investor community, a number of channels on diverse topics, and free webinars. They also offer premium-only content for $27 or $87 per month for different levels of access to trading alerts on their Discord server. They also offer paid stocks and options training courses for $400 per course not including discounts, and private one-on-one sessions ranging from one to eight hours with expert traders at varying prices. Their Discord server had approximately 260,000 members as of March 2023.

Our social media marketing and advertising competitors primarily include social media influencers who are the owners of alternative Discord servers and social media education and entertainment services, which may detract from our current and potential paying subscriber base and customers of our other services. These competitors include:

●	@Fourtoeight – A social influencer who is the owner of the Discord server Wiseguyinvesting. Wiseguyinvesting offers several payment plans for investment education resources and other features. Its community size is similar to ours. Its plans range from $25 per week to $800 per year.

●	@DannyDevan – Another social influencer who has more than 800,000 TikTok followers. He also has a free community of approximately 87,000 members on Discord on his Finture Discord server.

●	@moneylinemark – Owns the “StockVIP” Discord server with approximately 280,000 members. Their revenue model relies 100% on Discord memberships.

We are not aware of any competitors for our AE.360.DDM suite of services.

We believe that we have other competitive strengths, some of which are discussed below, that position us favorably in each aspect of our business. However, the technology industry is evolving rapidly and is increasingly competitive. A variety of business models are being pursued or may be considered for the provision of digital learning tools, some of which may be more profitable or successful than our business model.

Our Strengths

We believe that we have competitive strengths, some of which are discussed below, that position us favorably in each aspect of our business. We believe our key competitive strengths include the following:

●	Superior Social Influencer Team. We believe that our greatest competitive strength is our people. Our blend of young, dynamic, entrepreneurial executive social influencers are part of Generation Z and understand their needs and interests. Moreover, our executive team includes professionals with two or more decades of accounting, legal and management experience including our Executive Chairman, who has practiced law for over 25 years, our Chief Financial Officer, a Certified Public Accountant, or CPA, with over ten years of experience in finance and accounting, and our Chief Experience Officer, who has been in the technology and marketing management field for over two decades. We believe that we have a unique combination of knowledge, global experience and business acumen to sustain long-term growth.

●	First-Mover Advantage. We believe that our AE.360.DDM service is a first-of-its-kind business developed by our company to design, develop, and manage Discord servers for customers wanting to create their own Discord communities for their business. With our superior understanding of the Discord platform, we can provide the technology and speed to market which customers require to set up successful Discord servers.

●	Best-in-Class Investment Education, Entertainment and Technology. Our insights into compelling investment education and entertainment methods and subjects for Gen Z and other types of interested customers; experience creating communities for Gen Z and social media consumers; and our growing social influencer network, or “SiN”, and related content publishing network, are some of the hallmarks of our business.

●	Service Synergy. Each of our operating business categories has the ability to be a standalone business, but all are housed within our single Asset Entities enterprise. With each deployment of additional services, we have historically experienced organic growth in our other businesses.

Our Growth Strategies

The key elements of our strategy to expand our business include the following:

●	Expand Our Social Influencer Network. Our growth has been grounded on our team of social influencers. In order to generate even greater momentum for the growth of our services, we will continue to expand our “SiN” social influencer network. We plan to bring top current and former athletes, celebrities, and rising and high-profile social influencers into our SiN network to promote our established and newer Discord servers. We have also begun utilizing our SiN network to accelerate the growth of our social media and marketing service.

●	Leverage Discord Server Community Outreach. We will continue to seek accelerated growth in Discord server paying subscriber revenues from strategic pricing of varying levels of access to our Discord communities. Moreover, we will leverage our Discord servers to help increase our social media reach and cross-market to our other services.

●	Market and Leverage Synergies from the AE.360.DDM Service. In February 2023, we initiated an online marketing campaign and expanded use of SEO, Facebook Ads, Google Ads and Google Analytics to accelerate customer acquisition for our AE.360.DDM service. We will further use this service to create synergies and income-producing revenue streams that complement our other business categories.

Intellectual Property

On January 12, 2021, we submitted an application to the United States Patent and Trademark Office, or USPTO, for a trademark for our logo containing the phrase “Asset Entities Where Assets Are Created”. The USPTO requested certain information to support this trademark filing. On January 21, 2022, we responded to the USPTO’s initial request. On February 25, 2022, the USPTO requested additional information to support this trademark filing. The original deadline to address this request, August 25, 2022, was extended. As of October 31, 2022, the Company had determined to submit an application for a new trademark. On January 28, 2022, we submitted an application for a trademark for “AE 360 DDM” and its corresponding logo. We also expect to file for a trademark on “SiN”, for our “Social Influencer Network”, or our social influencer independent contractors. These trademarks are central to several of our marketing efforts, and we believe they are important to how prospective customers identify our brand. We also own rights to the assetentities.com Internet domain name.

Human Capital

As of March 31, 2023, we had seven full-time employees and 28 independent contractors. Our independent contractors include approximately 27 Discord server moderators, analysts, and server developers. We expect to hire up to approximately 50 other independent contractors, as needed, for our Discord-based social media and services with some of the proceeds of this offering. None of our personnel are represented by labor unions, and we believe that we have an excellent relationship with everyone who works with us. We operate the Company under remote-first principles.

Seasonality

We do not experience significant seasonality in our sales cycle.

Government Regulation

We are subject to several laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. The way existing laws and regulations will be applied to the Internet and how they will relate to our business, are often unclear. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement.

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example:

The Credit Card Accountability Responsibility and Disclosure Act of 2009, and similar laws and regulations adopted by several states regulate credit card and gift certificate use fairness, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards. We are subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected.

The Digital Millennium Copyright Act provides relief for claims of circumvention of copyright protected technologies and includes a safe harbor intended to reduce the liability of online service providers for hosting, listing, or linking to third-party content that infringes copyrights of others.

The Communications Decency Act provides that online service providers will not be considered the publisher or speaker of content provided by others, such as individuals who post content on an online service provider’s website.

The California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16. In addition, the European Union and United Kingdom have adopted the General Data Protection Regulation (“GDPR”), which likewise impose significant data protection obligations on enterprises, including limitations on data uses and constraints on certain uses of sensitive data. Effective January 1, 2023, we also became subject to the California Privacy Rights Act, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act, and Virginia’s Consumer Data Protection Act, another comprehensive data privacy law. Effective July 1, 2023, we will also become subject to the Colorado Privacy Act and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we will also become subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data.

Investment Advisers Act of 1940

Under the Investment Advisers Act of 1940 (the “Investment Advisers Act”), and the rules adopted under that statute, a person or firm is required to register with the SEC if the person or firm is:

●	an “investment adviser” under Section 202(a)(11) of the Investment Advisers Act;

●	not excepted from the definition of investment adviser by Section 202(a)(11)(A) through (E) of the Investment Advisers Act;

●	not exempt from SEC registration under Section 203(b) of the Investment Advisers Act; and

●	not prohibited from SEC registration by Section 203A of the Investment Advisers Act.

Applicable state laws may have similar registration requirements.

Subject to certain limited exclusions, Section 202(a)(11) of the Investment Advisers Act generally defines an “investment adviser” as any person or firm that: (1) for compensation; (2) is engaged in the business of; (3) providing advice, making recommendations, issuing reports, or furnishing analyses on securities, either directly or through publications. A person or firm must satisfy all three elements to be regulated under the Investment Advisers Act.

The SEC’s Division of Investment Management construes these elements broadly. For example, with respect to “compensation,” the receipt of any economic benefit suffices. To be deemed compensation, a fee need not be separate from other fees charged, it need not be designated as an advisory fee, and it need not be received directly from a client. With respect to the “business” element, an investment advisory business need not be the person’s or firm’s sole or principal business activity. Rather, this element is satisfied under any of the following circumstances: the person or firm holds himself or itself out as an investment adviser or as providing investment advice; the person or firm receives separate or additional compensation for providing advice about securities; or the person or firm typically provides advice about specific securities or specific categories of securities. Finally, a person or firm satisfies the “advice about securities” element if the advice or reports relate to securities. The Division has stated that providing one or more of the following also could satisfy this element: advice about market trends; advice in the form of statistical or historical data (unless the data is no more than an objective report of facts on a non-selective basis); advice about the selection of an investment adviser; advice concerning the advantages of investing in securities instead of other types of investments; and a list of securities from which a client can choose, even if the adviser does not make specific recommendations from the list. An employee of an SEC-registered investment adviser does not need to register separately, so long as all of the employee’s investment advisory activities are within the scope of his employment.

One of the statutory exclusions from the definition of “investment adviser” is the “publisher’s exclusion”. Under Section 202(a)(11)(D) of the Investment Advisers Act, “the publisher of any bona fide newspaper, news magazine or business or financial publication of general and regular circulation” is excluded from the “investment adviser” definition. This “publisher’s exclusion” requires that product or service offerings must be: (1) of a general and impersonal nature, in that the research provided is not adapted to any specific portfolio or any client’s particular needs; (2) “bona fide” or genuine, in that it contains disinterested discussion and analysis as opposed to promotional material; and (3) of general and regular circulation, in that it is not timed to specific market activity or to events affecting, or having the ability to affect, the securities industry. The basis for reliance on such exclusion will depend on a facts-and-circumstances analysis.

Certain services provided by the Company may cause the Company to meet the definition of “investment adviser” in the Investment Advisers Act and similar state laws. Under the Investment Advisers Act, an “investment adviser” is defined as a “person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities.” In particular, certain of the content on the Company’s Discord servers, such as trading diaries posted by the Company’s personnel, and other content available on the Company’s social media channels, may constitute investment advice. In addition, in general, disclaimers, such as those included with the Company’s posts on Discord and other social media, do not change the character of the advice provided for Investment Advisers Act purposes. The Company relies on the “publisher’s exclusion” from the definition of “investment adviser” under Section 202(a)(11)(D) of the Investment Advisers Act, as described above and as interpreted by legal precedent. We intend at all times to operate our business in a manner as to not become inadvertently subject to the regulatory requirements under the Investment Advisers Act.

If we meet the definition of “investment adviser” in the Investment Advisers Act, and do not meet the requirements for reliance on the “publisher’s exclusion” from the definition of “investment adviser” or another exclusion, exemption, or exception from the registration requirements under the Investment Advisers Act, we will have to register as an investment adviser with the SEC pursuant to the Investment Advisers Act and potentially with one or more states under similar state laws. Registration requirements for investment advisers are significant. If we are deemed to be an investment adviser and are required to register with the SEC and potentially one or more states as an investment adviser, we will become subject to the requirements of the Investment Advisers Act and the corresponding state laws. The Investment Advisers Act requires: (i) fiduciary duties to clients; (ii) substantive prohibitions and requirements; (iii) contractual requirements; (iv) record-keeping requirements; and (v) administrative oversight by the SEC, primarily by inspection. Requirements and obligations imposed on investment advisers can be burdensome and costly. If it is deemed that we are out of compliance with such rules and regulations, we may also be subject to civil and/or criminal penalties.  Applicable state laws may have similar or additional requirements. If we are required to register under these laws, we may no longer be able to continue to offer our investment education and entertainment services, which may have a significant adverse impact on our business and results of operations.

Corporate Structure and History

Formation and Merger into Asset Entities Inc.

We began our operations as a general partnership on August 1, 2020. Asset Entities Limited Liability Company, a California limited liability company (“California LLC”), was formed on October 20, 2020 to operate our business. Asset Entities Inc., a Nevada corporation, was incorporated on March 9, 2022. Immediately after the incorporation of Asset Entities Inc., all of the issued and outstanding stock of Asset Entities Inc. was purchased by California LLC in exchange for $1.00. On March 28, 2022, in accordance with Sections 17710.01-17710.19, inclusive, of the California Corporation Code and Chapter 92A of the Nevada Revised Statutes, California LLC was merged with and into Asset Entities Inc. As a result of the merger, Asset Entities Inc. acquired the business of California LLC. Pursuant to the Agreement and Plan of Merger, the units of California LLC were automatically converted into shares of Asset Entities Inc. in the same proportion as the percentage interests of California LLC represented by such units. As a result and as further provided in the Agreement and Plan of Merger, on March 28, 2022, Asset Entities Holdings, LLC (“AEH”), which owned 97.56% of California LLC’s units, became the holder of 9,756,000 shares of Class A Common Stock of Asset Entities Inc., or 97.56% of the total issued and outstanding post-merger shares of common stock of Asset Entities Inc., and a holder of 2.44% of California LLC’s units became the holder of 244,000 shares of Class B Common Stock of Asset Entities Inc., or 2.44% of the total issued and outstanding post-merger shares of common stock of Asset Entities Inc.

Dual Class Structure

Under our articles of incorporation, we are authorized to issue two classes of common stock, Class A Common Stock and Class B Common Stock, and any number of classes of preferred stock. Class A Common Stock is entitled to ten votes per share on proposals requiring or requesting stockholder approval, and Class B Common Stock is entitled to one vote on any such matter. A share of Class A Common Stock may be voluntarily converted into a share of Class B Common Stock. A transfer of a share of Class A Common Stock will result in its automatic conversion into a share of Class B Common Stock upon such transfer, subject to certain exceptions, including that the transfer of a share of Class A Common Stock to another holder of Class A Common Stock will not result in such automatic conversion. Class B Common Stock is not convertible. Other than as to voting and conversion rights, the Company’s Class A Common Stock and Class B Common Stock have the same rights and preferences and rank equally, share ratably and are identical in all respects as to all matters.

In the IPO, we offered and sold shares of Class B Common Stock to public investors (see “—Initial Public Offering” below). AEH owns all of the 8,385,276 shares of our outstanding Class A Common Stock, which amounts to 83,852,760 votes. The shares of Class A Common Stock held by AEH are controlled by its officers and board of managers, all of whom are also some of our officers and directors. Prior to the IPO, there were 8,385,276 shares of Class A Common Stock outstanding representing voting power of 83,852,760 votes, 2,364,724 shares of Class B Common Stock outstanding representing voting power of 2,364,724 votes, and no shares of preferred stock outstanding. As a result, out of a total of 10,750,000 shares of outstanding common stock representing total voting power of 86,217,484 votes, AEH controlled approximately 97.3% of the voting power before the IPO. Following the IPO and as of the date of this report, there are 5,275,724 shares of Class B Common Stock issued and outstanding, 1,411,000 of which are held by officers and directors as a result of grants of restricted stock under the Asset Entities Inc. 2022 Equity Incentive Plan (the “Equity Incentive Plan” or the “Plan”) that were made upon the closing of the IPO pursuant to their employment or consulting agreements. Stockholders that are not officers and directors therefore currently own 3,864,724 shares of Class B Common Stock, representing approximately 4.3% of total voting power. Combining their control of AEH’s shares of Class A Common Stock and their Class B Common Stock, our officers and directors collectively maintain controlling voting power in the Company based on having approximately 95.7% of all voting rights. This concentrated control may limit or preclude the ability of others to influence corporate matters including significant business decisions for the foreseeable future.

Transfers and Conversions of Class A Common Stock

On April 21, 2022, we entered into a Cancellation and Exchange Agreement with each of AEH, the holder of 9,756,000 shares of Class A Common Stock, GKDB AE Holdings, LLC (“GKDB”), the holder of 200,000 units of membership interests in AEH representing 20.0% ownership of AEH, and certain holders of an aggregate of 790,000 units of membership interests in GKDB (the “Former GKDB Holders”) representing 39.5% ownership in GKDB. In accordance with these agreements, we and AEH agreed to convert 770,724 shares of AEH’s Class A Common Stock into 770,724 shares of Class B Common Stock and transfer such shares to GKDB, in exchange for GKDB’s agreement to cancel and surrender 79,000 of GKDB’s 200,000 units of membership interests in AEH, representing the Former GKDB Holders’ 39.5% share of GKDB’s total ownership interest in AEH. GKDB in turn agreed to the cancellation of 79,000 of its AEH units and transfer of the 770,724 shares of Class B Common Stock to the Former GKDB Holders in proportion to their former ownership interests in GKDB, in exchange for the Former GKDB Holders’ agreement to cancel and surrender all of their units of membership interests in GKDB. The 770,724 shares of Class B Common Stock transferred to the Former GKDB Holders were derived from the Former GKDB Holders’ 7.9% nominal indirect interest in AEH’s 9,756,000 shares of Class A Common Stock, which in turn was derived from the Former GKDB Holders’ 39.5% ownership of GKDB and, in turn, their nominal indirect interest in 79,000 of GKDB’s 200,000 units, or 20.0% ownership of AEH. The Former GKDB Holders’ nominal indirect interest in AEH’s 9,756,000 shares of Class A Common Stock was therefore automatically converted into ownership of 770,724 shares of Class B Common Stock upon the conversion and transfer of this number of Class A Common Stock that were held by AEH to the Former GKDB Holders. As a result of these transactions, AEH held 8,985,276 shares of Class A Common Stock and the Former GKDB Holders held a total of 770,724 shares of Class B Common Stock.

On October 6, 2022, under a Cancellation Agreement, each of Kyle Fairbanks, Jackson Fairbanks, Arman Sarkhani, and Arshia Sarkhani, each being a member of AEH, agreed to cancel 15,375 units of membership interests in AEH, which represented each such member’s nominal indirect interest in approximately 150,000 of AEH’s 8,985,276 shares of Class A Common Stock. In exchange, AEH agreed to transfer 150,000 shares of Class A Common Stock to each of the four transferees designated by these members of AEH, for a transfer of a total of 600,000 shares of Class A Common Stock. AEH thereupon executed gift letters to each of the transferees of such shares of Class A Common Stock. Upon the transfer of such shares of Class A Common Stock to the transferees, such transferred shares automatically converted to shares of Class B Common Stock. As a result of these transfers, AEH held 8,385,276 shares of Class A Common Stock.

Private Placements of Class B Common Stock

On June 9, 2022, October 7, 2022, and October 21, 2022, we conducted private placements of shares of Class B Common Stock and entered into certain subscription agreements with a number of investors. Pursuant to the agreements, we issued 750,000 shares of Class B Common Stock at $1.00 per share for a total of $750,000. The shares were subject to certain lockup provisions until 365 days after the commencement of trading of our Class B Common Stock, subject to certain exceptions. However, these lockup provisions have been fully waived. If the Company’s common stock had not been listed on a national securities exchange on or before the first anniversary of the final closing of the private placement, then all of the private placement investors would have been entitled to receive one additional share for each share originally purchased. Boustead Securities, LLC (“Boustead”), which was also the representative of the underwriters in the IPO (see “—Initial Public Offering” below), acted as placement agent in each private placement. Pursuant to our engagement letter agreement with Boustead, dated November 29, 2021 (the “Boustead Engagement Letter”), in addition to payments of a success fee of $52,500, or 7% of the total purchase price of the shares sold in the private placements, and a non-accountable expense allowance of $7,500, or 1% of the total purchase price of the shares sold in the private placement, we agreed to issue Boustead five-year warrants to purchase up to 52,500 shares of Class B Common Stock in aggregate, exercisable on a cashless basis, with an exercise price of $6.25 per share, subject to adjustment.

The warrants also provide that if the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of shares of common stock, by way of return of capital or otherwise (including, without limitation, any distribution of cash, stock or other securities, property or options by way of a dividend, spin off, reclassification, corporate rearrangement, scheme of arrangement or other similar transaction) (a “Distribution”), at any time after the issuance of the warrants, then, in each such case, the holder shall be entitled to participate in such Distribution to the same extent that the holder would have participated therein if the holder had held the number of shares of common stock acquirable upon a complete exercise of the warrant (without regard to any limitations on exercise hereof) immediately before the date on which a record is taken for such Distribution, or, if no such record is taken, the date as of which the record holders of shares of common stock are to be determined for the participation in such Distribution. Notwithstanding the Boustead Engagement Letter, the warrants do not contain piggyback registration rights and do not contain anti-dilution provisions for future stock issuances, etc., at a price or at prices below the exercise price per share, or provide for automatic exercise immediately prior to expiration. A copy of each warrant issued to Boustead as partial compensation for each of the above private placements, dated June 9, 2022, October 7, 2022 and October 21, 2022, and of the Form of Private Placement Subscription Agreement, is attached hereto as Exhibit 4.2, Exhibit 4.3, Exhibit 4.4, and Exhibit 10.23 to this Annual Report on Form 10-K (“Annual Report”), respectively, and the description above is qualified in its entirety by reference to each such exhibit. See “—Initial Public Offering” below for a description of related terms of the Boustead Engagement Letter.

Initial Public Offering

On February 2, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead, as representative of the underwriters named on Schedule 1 thereto, relating to the IPO, in which we offered to the public 1,500,000 shares (the “IPO Shares”) of the Company’s Class B Common Stock, $0.0001 par value per share (“Class B Common Stock”). Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at a purchase price (the “IPO Price”) of $4.65 (93% of the public offering price per share of $5.00, after deducting underwriting discounts and commissions and before deducting a 0.75% non-accountable expense allowance). The Company also granted Boustead a 45-day over-allotment option to purchase up to an additional 225,000 shares of Class B Common Stock at the IPO Price, less the non-accountable expense allowance, from the Company, representing 15% of the IPO Shares. Pursuant to the Underwriting Agreement, on February 7, 2023, the Company issued Boustead one or more warrants to purchase a number of shares of Class B Common Stock which is equal to 7% of the aggregate number of shares of Class B Common Stock sold in the IPO (the “Representative’s Warrant”). The Representative’s Warrant will have an exercise price of $6.25 per share, which is equal to 125% of the public offering price, subject to adjustment, a cashless exercise provision, and may be exercised at any time for five years following the date of issuance.

The closing of the IPO took place on February 7, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $7,500,000. After deducting underwriting discounts and commissions, the non-accountable expense allowance, and other expenses from the IPO, the Company received net proceeds of approximately $6.6 million. The Company also issued the Representative’s Warrant to Boustead for the purchase of 105,000 shares of Class B Common Stock.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-267258), as amended (the “Registration Statement”), initially filed with the Securities and Exchange Commission (the “SEC”) on September 2, 2022, and declared effective by the SEC on February 2, 2023, and the final prospectus, dated February 2, 2023, filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”). The Company intends to use the net proceeds from the IPO for investment in corporate infrastructure, marketing and promotion of Discord communities, social campaigns, and the Company’s “AE.360.DDM” Discord design, development and management service, expansion of “SiN”, the Company’s social influencer network, increasing staff and company personnel, and general working capital, operating, and other corporate expenses.

Under the Boustead Engagement Letter, during the 12-month period following the termination or expiration of the Boustead Engagement letter, which will occur no earlier than February 7, 2024 (see below), we must also compensate Boustead for any transaction with a party, including any investor in a private placement in which Boustead served as placement agent or in the IPO, or any party who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter. Such party will include, but not be limited to, Company officers, directors, employees, consultants, advisors, shareholders, members, and partners. The Boustead Engagement Letter will expire upon the later to occur of February 7, 2024 (12 months from the completion date of the IPO) or mutual written agreement of the Company and Boustead.

We also agreed to provide Boustead a right of first refusal (“Right of First Refusal”) for two years following the expiration of the Boustead Engagement Letter to act as financial advisor, lead managing underwriter, book runner, placement agent, or to act as joint advisor, managing underwriter, book runner, or placement agent on at least equal economic terms, on any public or private financing (debt or equity), merger, business combination, recapitalization or sale of some or all of the equity or assets of the Company.  In the event that we engage Boustead to provide such services, Boustead will be compensated consistent with the Boustead Engagement Letter, as described below, unless we mutually agree otherwise.

Under the Boustead Engagement Letter, in connection with a transaction as to which Boustead duly exercises the Right of First Refusal or is entitled to the Tail Rights, Boustead shall receive compensation as follows:

●	other than normal course of business activities, as to any sale, merger, acquisition, joint venture, strategic alliance, license, research and development, or other similar agreements, Boustead will accrue compensation under a percentage fee of the Aggregate Consideration (as defined in the Boustead Engagement Letter) calculated as follows:

o	10.0% for Aggregate Consideration of less than USD$10,000,000; plus

o	8.0% for Aggregate Consideration between $10,000,000 - $25,000,000; plus

o	6.0% for Aggregate Consideration between $25,000,001 - $50,000,000; plus

o	4.0% for Aggregate Consideration between $50,000,001 - $75,000,000; plus

o	2.0% for Aggregate Consideration between $75,000,001 - $100,000,000; plus

o	1.0% for Aggregate Consideration above $100,000,000;

●	for any investment transaction including any common stock, preferred stock, ordinary shares, convertible stock, LLC or LP memberships, debt, convertible debentures, convertible debt, debt with warrants, stock warrants, stock options (excluding issuances to Company employees), stock purchase rights, or any other securities convertible into common stock, any form of debt instrument involving any form of equity participation, and including the conversion or exercise of any securities sold in any transaction, Boustead shall receive upon each investment transaction closing a success fee, payable in (i) cash, equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (ii) a non-accountable expense allowance equal to 1% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (iii) warrants equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, including shares issuable upon conversion or exercise of the securities sold in any transaction, and in the event that warrants or other rights are issued in the investment transaction, 7% of the shares issuable upon exercise of the warrants or other rights, and in the event of a debt or convertible debt financing, warrants to purchase an amount of Company stock equal to the 7% of the gross amount or facility received by the Company in a debt financing divided by the warrant exercise share. The warrant exercise price will be the lower of: 1.) the fair market value price per share of the Company’s common stock as of each such financing closing date; 2.) the price per share paid by investors in each respective financing; 3.) in the event that convertible securities are sold in the financing, the conversion price of such securities; or 4.) in the event that warrants or other rights are issued in the financing, the exercise price of such warrants or other rights;

●	any such warrants will be transferable in accordance with FINRA rules and SEC regulations, exercisable from the date of issuance and for a term of five years, contain cashless exercise provisions, be non-callable and non-cancelable with immediate piggy-back registration rights, have customary anti-dilution provisions and any future stock issuances, etc., at a price(s) below the exercise price per share, at terms no less favorable than the terms of any warrants issued to participants in the related transaction, and provide for automatic exercise immediately prior to expiration; and

●	reasonable out-of-pocket expenses in connection with the performance of its services, regardless of whether a transaction occurs.

Pursuant to the Underwriting Agreement, as of February 3, 2023, we are subject to a lock-up agreement that prevents, subject to certain exceptions, selling or transferring any of our shares of capital stock of the Company for up to 12 months. In addition, our officers, directors and beneficial owners of approximately 78.0% of our common stock agreed to be locked up for a period of 12 months. Holders of approximately 7.2% of our outstanding common stock agreed to be locked up for a period of nine months, and a holder of approximately 2.3% of our outstanding Class B Common Stock prior to this offering has agreed to be locked up for a period of six months with respect to approximately 0.9% of the outstanding common stock held by such holder, subject to certain exceptions. The remaining shares are not subject to lock-up provisions or such lock-up provisions have been waived.

The Underwriting Agreement and Boustead Engagement Letter contain other customary representations, warranties and covenants by the Company, customary conditions to closing, indemnification obligations of the Company and Boustead, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement and Boustead Engagement Letter were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

In addition, the Registration Statement registered for resale a total of 1,500,000 shares of Class B Common Stock by the selling stockholders named in the Registration Statement. Any sales of these shares occurred at a fixed price of $5.00 per share until the Class B Common Stock was listed on The Nasdaq Stock Market LLC (“Nasdaq”) on February 3, 2023. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company will not receive any proceeds from the sale of Class B Common Stock by the selling stockholders. The Company has no knowledge of whether any of the shares of Class B Common Stock that may be sold by the selling stockholders have been sold.

In total, the Registration Statement registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $8,625,000, representing the right to sell up to 1,725,000 shares of Class B Common Stock at the IPO Price upon full exercise of the over-allotment option; the Representative’s Warrant; shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $754,687.50, representing rights to purchase up to 120,750 shares of Class B Common Stock at the exercise price of $6.25 per share, upon full exercise of the over-allotment option; and 1,500,000 shares of Class B Common Stock on behalf of certain selling stockholders. As of the date of this report, the IPO Shares were sold for aggregate gross proceeds of $7,500,000 and the Representative’s Warrant was issued with the right to purchase up to 105,000 shares of Class B Common Stock at $6.25 per share for gross proceeds of up to $656,250. As of the date of this report, the underwriter’s over-allotment option has not been exercised and the securities issuable upon exercise of the Representative’s Warrant have not been sold.

The Company’s officers, directors, and certain stockholders who, prior to the IPO, held shares of Class B Common Stock or the Class A Common Stock, have agreed, subject to certain exceptions, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any shares of Class A Common Stock or Class B Common Stock or other securities convertible into or exercisable or exchangeable for shares of Class A Common Stock or Class B Common Stock for a period of 6 months, 9 months or 12 months, as applicable, without the prior written consent of Boustead.

A copy of each of the Underwriting Agreement and the Representative’s Warrant is filed as Exhibit 10.24 and Exhibit 4.5 to this Annual Report, respectively, and the description above is qualified in its entirety by reference to each such exhibit.

Organizational Structure

The following diagram depicts our organizational structure as of the date of this report. This diagram includes our controlling stockholder of Class A Common Stock, stockholders of Class B Common Stock subject to restrictions on transfer, as a group, and our public stockholders of Class B Common Stock, as a group. The Class A Common Stock and Class B Common Stock holdings of these stockholders is also depicted.

As of the date of this report, we have no subsidiaries.

Our principal executive offices are located at 100 Crescent Ct, 7th Floor, Dallas, TX 75201 and our telephone number is (214) 459-3117. We maintain a website at https://www.assetentities.com/. Information available on our website is not incorporated by reference in and is not deemed a part of this report. Our fiscal year ends December 31.  Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our securities. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our shares could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

We have a limited operating history, which may make it difficult to evaluate our business and prospects.

The Company is an early, startup stage entity with little operating history. The Company only has nominal cash as of the date of commencement of this offering. The revenue and income potential of the Company’s business and market are unproven. The Company’s limited operating history makes an evaluation of the Company and its prospects difficult and highly speculative. There can be no assurances that: (a) The Company will be able to develop products or services on a timely and cost effective basis; (b) the Company will be able to generate any increase in revenues; (c) the Company will have adequate financing or resources to continue operating its business and to provide services to customers; (d) the Company will earn a profit; (e) the Company can raise sufficient capital to support operations by attaining profitability; or (f) the Company can satisfy future liabilities.

The Company may experience negative cash flow.

We had a net loss for the year ended December 31, 2022, and minimal net income for the year ended December 31, 2021. The Company intends to increase expenditures to develop its business and, as a result, may continue to incur losses. There can be no assurance that the Company will achieve significant revenues or profitability. There can be no assurance that the Company will be able to raise additional capital on acceptable terms and conditions, if at all. In the event the Company does achieve rapid sales growth and raise additional capital to fund its current liabilities and burn rate, there is a risk that the Company could fail. There can be no assurances that the Company will be able to retain or attract qualified personnel if it is not able to get to profitability in the foreseeable future.

The Company may need to raise additional capital to support its operations.

The Company may need to procure additional financing over time, the amount and timing of which will depend on a number of factors, including the pace of expansion of the Company’s opportunities and customer base, the scope of service development to be undertaken by the Company, the need to respond to customer needs for improvement of service offerings, the services offered and development efforts, the cash flow generated by its operations, the extent of losses, if any with respect to matters identified as risk factors herein and the extent of other unanticipated areas or amounts of expenditure. The Company cannot fully predict the extent to which it will require additional financing. There can be no assurance regarding the availability or terms of additional financing the Company may be able to procure over time. Any new investor may require that any future debt financing or issuance of preferred equity by the Company could be senior to the rights of stockholders, and any future issuance of equity could result in the dilution of the value of our shares.

The Company may incur significant losses, and there can be no assurance that the Company will ever become a profitable business.

We had a net loss for the year ended December 31, 2022 and minimal net income for the year ended December 31, 2021. It is anticipated that the Company may continue to sustain operating losses. Its ability to become and/or remain profitable depends in material part on success in growing and expanding the Company’s products and services. There can be no assurance that this will occur. Unanticipated problems and expenses often encountered in offering new and unique products or services may impact whether the Company is successful. Furthermore, the Company may encounter substantial delays and unexpected expenses related to development, technological changes, marketing, insurance, legal or regulatory requirements and changes to such requirements or other unforeseen difficulties. There can be no assurance that the Company will remain profitable. If the Company sustains losses over a period of time, it may be unable to continue in business.

The Company’s future revenue and operating results are unpredictable and may fluctuate significantly.

We had a net loss for the year ended December 31, 2022, and minimal net income for the year ended December 31, 2021. It is difficult to accurately forecast the Company’s revenues and operating results, and they could continue to fluctuate in the future due to a number of factors. These factors may include: Acceptance of the Company’s products and services; the amount and timing of operating costs and capital expenditures; competition from other market venues or services that may reduce market share and create pricing pressure; and adverse changes in general economic, industry and regulatory conditions and requirements. The Company’s operating results may fluctuate from year to year due to the factors listed above, others described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or not listed. At times, these fluctuations may be significant.

If we are unable to maintain a good relationship with the social media platforms where we operate, our business will suffer.

We expect to generate substantially all of our revenue through social media, marketing agreements, and performing services in connection with social media platforms. Any deterioration in our relationship with these social media platforms would harm our business. We will be subject to Discord’s, TikTok’s, Instagram’s, YouTube’s, Twitter’s, Apple’s and Google’s standard terms and conditions, which govern the promotion, distribution and operation of the various aspects of the operations of the Company. In particular, without being able to use TikTok and other dominant social media as platforms for our social influencers to disseminate marketing and other content, we may not succeed. In July 2021, our co-founder and Executive Vice-Chairman, Kyle Fairbanks, was temporarily banned from TikTok for posting a comment that TikTok had determined had violated its terms of service. Although Mr. Fairbanks’s comment was about the Robinhood/GameStop meme stock phenomenon and Mr. Fairbanks believed that he was merely “looking out for the little guy” when he posted the comment in support of the retail investors, TikTok imposed a temporary ban on Mr. Fairbanks. Although TikTok subsequently lifted its ban on Mr. Fairbanks and Mr. Fairbanks has not experienced similar issues since the incident, there is no assurance that TikTok or any other service will permit our key influencers like Mr. Fairbanks from using their services in the future.

Our business would also be harmed if:

●	Discord, TikTok, Instagram, YouTube, Twitter, Apple, Google, or other social media companies whose services we use to market our services, establish terms or conditions which have the effect of discontinuing or limiting our access to their platforms;

●	These companies modify their terms of service or other policies, including fees charged to, or other restrictions on, and change how the personal information of its users is made available on their respective platforms or shared by users; or

●	These companies develop their own competitive offerings.

If Discord, TikTok, Instagram, YouTube, Twitter, Apple or Google loses its market position or otherwise falls out of favor with users, we would need to identify alternative channels for marketing, promoting and distributing our product and services which would consume substantial resources and may not be effective. In addition, these companies have broad discretion to change their terms of service and other policies with respect to us, and those changes may be unfavorable to us. Any such changes in the future could significantly alter how users experience our product and services and interact with our application or in our community, which may harm our business.

Risks relating to the blockchain, cryptocurrencies, and NFT industries may cause material adverse effects on our business operations.

There are a number of unique risks to investments in digital assets such as cryptocurrencies and NFTs which use blockchain technologies in retail and commercial marketplaces. Currently, there is a relatively limited use for such digital assets. Moreover, the regulations governing such assets and underlying blockchain technologies are at present limited and have not prevented significant and sudden losses in the value of such assets. We believe that these and other risks have contributed to the price volatility of these assets. If, due to the unique risks of these types of assets, any of our paying subscribers or other members or followers believe that our education and entertainment services relating to these industries have caused them to incur losses on their investments, we may lose or fail to expand our Discord paying subscriber base and related revenues, and be unable to sustain or gain credibility with other current and potential social media followers, which may have a material adverse effect on our business, results of operations, financial condition and cash flow, as well as require additional resources to rebuild our brand and reputation.

If demand for our services does not develop as expected, our projected revenues and profits will be affected.

Our future profits are influenced by many factors, including economics, technology advancements, and world events and changing customer preferences. We believe that the markets for our services will continue to grow, that we will be successful in marketing our services in these markets. If our expectations as to the size of these markets and our ability to sell our products and services in this market are not correct, our revenue may not materialize and our business will be adversely affected.

The Company will be subject to risk associated with the development of new products or services.

The Company’s business objectives contemplate ongoing development of new processes, products, services and applications. There can be no assurance that the Company will have sufficient funds available to fund any of these projects or that the projects will be completed on time or within budget. It is likely that certain, if not many, of the aspects of the business objectives will not proceed as contemplated.

The Company may not be able to create and maintain a competitive advantage, given the rapid technological and other competitive changes affecting all markets nationally and worldwide. The Company’s success will depend on its ability to keep pace with any such changes.

The potential markets for the Company’s products and services are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing services, the introduction of new services and products, and changing customer demands. The Company’s success could depend on the Company’s ability to respond to changing standards and technologies on a timely and cost-effective basis. In addition, any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences could have a material adverse effect on its financial condition, operating results and cash flow.

The technology area is subject to rapid change, and there are risks associated with new products and services.

Software-driven products and services are characterized by rapidly changing technology. The Company’s products and services may require continual improvement in order to satisfy the demand by the Company’s customers for new features and capabilities. The Company’s future success will depend upon its ability to introduce products and services and to add new features and enhancements that keep pace with technological and market developments. The development of new services and products and the enhancement of existing services and products entail significant technical risks. There can be no assurance that the Company will be successful in (i) developing, maintaining and improving one or more products; (ii) effectively using new technologies; (iii) adapting its services and products to emerging industry standards; or (iv) developing, introducing and marketing service and product enhancements or new services and products. Furthermore, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these services and products, or that its new service and product enhancements will adequately satisfy the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technical or other reasons, to develop and introduce new services and products or enhancements of existing services and products in a timely manner in response to changing market conditions or customer requirements, or if new services and products do not achieve market acceptance, the Company’s business, results of operations or financial condition could be materially and adversely affected.

If our paying subscribers are not satisfied with our Discord subscription services, we may face additional cost, loss of profit opportunities, damage to our reputation, or legal liability.

We depend, to a large extent, on our relationships with our Discord servers’ paying subscribers, and our reputation for high-quality education and entertainment material. If a paying subscriber is not satisfied with our services, it could cause us to incur additional costs and impair profitability, loss of the paying subscriber relationship, or legal liability. For example, although we prominently warn paying subscribers and all other members that our investment education and entertainment content should not be relied upon for making investment decisions, a paying subscriber may claim that they suffered losses due to reliance on our investment education and entertainment content, which poses risks of liability exposure and costs of defense and increased insurance premiums. Many of our paying subscribers and other members actively share information among themselves about the quality of service they receive from us. Accordingly, the perception of poor service by any paying subscriber or other member may negatively impact our relationships with multiple other paying subscribers or other members.

Our services are based in a new and unproved market and are subject to the risks of failure inherent in the development of new products and services.

Because the Company’s business is based on new technologies, we are subject to risks of failure that are particular to new technologies, including the possibility that:

●	our new approach will not result in any products or services that gain market acceptance;

●	the Company’s services could be restricted;

●	proprietary rights of third parties may preclude us from marketing our new product and services; or

●	third parties may market superior or more cost-effective products or services.

As a result, our activities may not result in a commercially viable product or service, which would harm our sales, revenue and financial condition.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business and operating results will be harmed.

We believe that the development of our brand identity will be critical to the success of our business. Maintaining and enhancing our brand may require us to make substantial investments, and these investments may not be successful. If we fail to establish and promote the brand, or if it incurs excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected.

The social media, education, and community-based platform sectors are subject to rapid technological change and, to compete, we must continually evolve and upgrade the user experience to enhance our business.

We must continue to enhance and improve the performance, functionality and reliability of business. This area is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. Our success will depend, in part, on our ability to both internally further develop and market leading brands and businesses and to continually grow our community-based platforms and increase visibility and reach across social media platforms. The development of our proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to either generate revenue or expand our business.

The Company operates in a highly competitive industry and there can be no assurance that the Company will be able to compete successfully.

The Company competes with many other social media and community-based platform companies. Many of those companies are larger, more experienced and better funded than the Company. In addition, due to the unique services that the Company is providing, it is likely that, over time, several key competitors will emerge, which likely will be better funded than the Company, and the marketplace may have difficulties in differentiating between the quality and scope of the competitors’ offerings, or the competitors’ services may be superior to those of the Company.

We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.

Our future performance depends on the continued services and contributions of our senior management and other key employees, including our co-founders and leading social media influencers: Arshia Sarkhani, our Chief Executive Officer and President; Kyle Fairbanks, our Executive Vice-Chairman; Jackson Fairbanks, our Chief Marketing Officer; Arman Sarkhani, our Chief Operating Officer. Without these key executives and employees, we may not have the ability to execute on our business plans and to identify and pursue new opportunities and service innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results. We do not presently maintain any key man life insurance policies.

If our co-founders were to experience a loss to their social media followings, it could adversely affect our business, operating results and financial condition.

Our future performance depends on the ability of our co-founders and leading social media influencers, Arshia Sarkhani, Kyle Fairbanks, Jackson Fairbanks, and Arman Sarkhani, to retain and grow their social media followings and fanbase by creating quality content that meets the changing preferences of the consumer market. If they were to experience a significant loss of followers on any of their social media accounts, such as Discord, TikTok, Instagram, or Twitter, it could have a negative impact on our business.

Followers on social media in general often fluctuate significantly due to external factors that are not predictable. Changes in consumers’ tastes or a change in the perceptions of our co-founders or business partners, whether as a result of the social and political climate or otherwise, could adversely affect our operating results. Our failure to avoid a negative perception among consumers or anticipate and respond to changes in consumer preferences, including in the form of content creation or distribution, could result in reduced demand for our services, or reduced social media followings, which could adversely affect our business, financial condition and operating results.

Our business depends on our ability to attract and retain talented qualified employees or key personnel.

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. Recruiting and retaining the skilled personnel we require to maintain and grow our market position may be difficult. The market for highly skilled workers and leaders in our industry is extremely competitive. If we do not succeed in attracting, hiring, integrating, retaining and motivating excellent personnel, we may be unable to grow effectively. Our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

We may not be able to manage future growth effectively.

If our business plans are successful, we may experience significant growth in a short period of time and potential scaling issues. Should we grow rapidly, our financial, management and operating resources may not expand sufficiently to adequately manage our growth. If we are unable to manage our growth, our costs may increase disproportionately, our future revenues may stop growing or decline and we may face dissatisfied customers. Our failure to manage our growth may adversely impact our business and the value of your investment.

We may have difficulty scaling and adapting our existing infrastructure to accommodate a larger customer base, technology advances or customer requirements.

In the future, advances in technology, increases in traffic, and new customer requirements may require us to change our infrastructure, expand our infrastructure or replace our infrastructure entirely. Scaling and adapting our infrastructure are likely to be complex and require additional technical expertise. If we are required to make any changes to our infrastructure, we may incur substantial costs and experience delays or interruptions in our service. These delays or interruptions may cause customers to become dissatisfied with our service and move to competing service providers. Our failure to accommodate increased traffic, increased costs, inefficiencies or failures to adapt to new technologies or customer requirements and the associated adjustments to our infrastructure could harm our business, financial condition and results of operations.

If the Company fails to develop or protect its intellectual property adequately, the Company’s business could suffer.

The Company has attempted, and may attempt, to develop certain intellectual property of its own, but cannot assure that it will be able to obtain exclusive rights in trade secrets, patents, trademark registrations and copyright registrations. At this time, the Company is unsure of what types of intellectual property might be developed. The cost of developing, applying for and obtaining such enforceable rights is expensive. Even after such enforceable rights are obtained, there are significant costs for maintaining and enforcing them. The Company may lack the resources to put in place exclusive protection and enforcement efforts. Also, certain of the Company’s service offerings draw from publicly available technology in the marketplace. The Company’s failure to obtain or maintain adequate protection of its intellectual property rights for any reason could have a material adverse effect on its business, financial condition and results of operations.

If the Company were to develop intellectual property, the Company may seek to enforce its intellectual property rights on others through litigation. The Company’s claims, even if meritorious, may be found invalid or inapplicable to a party the Company believes infringes or has misappropriated its intellectual property rights. In addition, litigation can:

●	be expensive and time-consuming to prosecute or defend;

●	result in a finding that the Company does not have certain intellectual property rights or that such rights lack sufficient scope or strength;

●	divert management’s attention and resources; or

●	require the Company to license its intellectual property.

The Company may rely on trademarks or service marks to establish a market identity for its products or services. To maintain the value of the Company’s trademarks or service marks, the Company might have to file lawsuits against third parties to prevent them from using marks confusingly similar to or dilutive of the Company’s registered or unregistered trademarks or service marks. The Company also might not obtain registrations for its pending or future trademark or service marks applications, and might have to defend its registered trademarks or service marks and pending applications from challenge by third parties. Enforcing or defending the Company’s registered and unregistered trademarks or service marks might result in significant litigation costs and damages, including the inability to continue using certain marks.

The laws of foreign countries in which the Company may contemplate doing business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in a judicial or administrative proceeding could prevent the Company from offering or providing its products or services or prevent the Company from stopping others from offering or providing competing services, and thereby have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s products, services or processes could be subject to claims of infringement of the intellectual property of others.

Claims that the Company’s products, services, business methods, or processes infringe upon the proprietary rights of others may not be asserted until after commencement of commercial sales of its offerings. Significant litigation regarding intellectual property rights exists in the Company’s industry. Third parties may make claims of infringement against the Company in connection with the use of its technology. Any claims, even those without merit, could:

●	be expensive and time-consuming to defend;

●	cause the Company to cease making, licensing, or using services that incorporate the challenged intellectual property;

●	divert management’s attention and resources; or

●	require the Company to enter into royalty or licensing agreements in order to obtain the right to use a necessary feature of any proposed mobile app.

The Company cannot be certain of the outcome of any litigation. Any royalty or licensing agreement, if required, may not be available to the Company on acceptable terms or at all. The Company’s failure to obtain the necessary licenses or other rights could prevent the development or distribution of the Company’s products and services and, therefore, could have a material adverse effect on the Company’s business.

We may experience disruption to our servers or our software which could cause us to lose customers.

Our ability to successfully create and deliver our content or manage and deploy our products and services will depend in large part on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address such failures and could prevent our customers from effectively utilizing our services, which could prevent us from retaining and attracting customers. We currently have a limited disaster recovery plan in place. Our system will be susceptible to natural and man-made disasters, including global pandemics, war, terrorism, earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Such a disruption could cause us to lose customers and possibly subject the Company to litigation, any of which could have a material adverse effect on our business. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could incur capital expenditures in the event of unanticipated damage. In addition, our paying subscribers and other members and followers will depend on Internet service providers, or ISPs, for access to our website, Discord servers, and, if we develop one, our mobile app. In the past, ISPs, websites and mobile apps have experienced significant system failures and could, in the future, experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could harm our business by preventing our customers from effectively utilizing our services.

A failure or breach of our security systems or infrastructure as a result of cyberattacks could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks for technology companies, such as the Company, have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties, or may result from human error or accidental technological failure. These threats include cyberattacks, such as computer viruses, malicious code, phishing attacks or information security breaches.

Our operations will, in part, rely on the secure processing, transmission and storage of confidential proprietary and other information in our computer systems and networks. Our customers will rely on our digital technologies, computer, email and messaging systems, software and networks to conduct their operations or to utilize our products or services. In addition, to access our products and services, our customers will use personal smartphones, tablet computers and other mobile devices that may be beyond our control.

If a cyberattack or other information security breach occurs, it could lead to security breaches of the networks, systems or devices that our customers use to access our products and services which could result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information) or data security compromises. Such events could also cause service interruptions, malfunctions or other failures in the physical infrastructure or operations systems that will support our businesses and customers, as well as the operations of our customers or other third parties. Any actual attacks could lead to damage to our reputation with our customers and other parties and the market, additional costs to the Company (such as repairing systems, adding new personnel or protection technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such attacks are not detected immediately, their effect could be compounded.

Although we will attempt to mitigate these risks, there can be no assurance that we will be immune to these risks and not suffer losses in the future.

Certain stockholders have substantial influence over our company, and their interests may not be aligned with the interests of other stockholders.

A small number of stockholders have significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control. For further discussion, please see “Item 1A. Risk Factors—Risks Related to Ownership of Our Class B Common Stock—The structure of our common stock has the effect of concentrating voting control with certain Asset Entities officers and directors; this will limit or preclude your ability to influence corporate matters. It may also limit the price and liquidity of our common stock due to its ineligibility for inclusion in certain stock market indices.”

Current market conditions and recessionary pressures in one or more of the Company’s markets could impact the Company’s ability to grow its business.

The U.S. economy faces continued concerns about the systemic impacts of adverse economic conditions such as the U.S. deficit, historically high inflation, volatile energy costs, geopolitical issues, the continued availability and cost of credit in the face of expected interest rate increases by the U.S. Federal Reserve, ongoing supply chain disruptions, the ongoing impact of the COVID-19 pandemic, and unstable financial and real estate markets. Foreign countries, including those in the Euro zone, are affected by similar systemic impacts. Turbulence in the United States and international markets and economic conditions may adversely affect the Company’s liquidity and financial condition, and the liquidity and financial condition of the Company’s customers. If these market conditions occur, they may limit the Company’s ability, and the ability of the Company’s customers, to replace maturing liabilities and to access the capital markets to meet liquidity needs, which could have a material adverse effect on the Company’s financial condition and results of operations. There is no assurance that the Company’s products and services will be accepted in the marketplace.

The COVID-19 pandemic may cause a material adverse effect on our business.

The COVID-19 pandemic continues to rapidly evolve. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations and financial results. The global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending or investing, could also impact our business and demand for our services. For instance, consumer spending and investing may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the pandemic. Changing consumer and investor behaviors as a result of the pandemic may also have a material impact on our revenue.

The spread of COVID-19 has also adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

During the fiscal year ended December 31, 2021, COVID-19-related social and economic restrictions, relative unavailability of vaccines and vaccine hesitancy, particularly for members of Generation Z, were some of the factors that resulted in more use of online services like Discord in general, and increased interest from members of Generation Z in services like ours in particular. Conversely, during the fiscal year ended December 31, 2022, the relaxation of COVID-19-related restrictions on social and work life and the wide availability of COVID-19 vaccines for most individuals reduced interest in online use of Discord and services like ours. As a result, we experienced a decrease in subscriptions and related revenues.

The extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including the effectiveness of vaccines and other treatments for COVID-19, and other new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank Corp. (“Signature”), and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower under or party to any material letter of credit or any other such instruments with SVB, Signature or any other financial institution currently in receivership, if we enter into any such instruments and any of our lenders or counterparties to such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with these financial institutions, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of these financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously-issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program.

Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, any financial institutions with which we enter into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These risks include, but may not be limited to, the following:

●	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●	inability to enter into credit facilities or other working capital resources;

●	potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or

●	termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses or other obligations, financial or otherwise, result in breaches of our financial and/or contractual obligations, or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the economy or financial services industry could lead to losses or defaults by our customers, service providers, vendors, or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a service provider, vendor, or supplier may determine that it will no longer deal with us as a customer. In addition, a service provider, vendor or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any customers, service providers, vendors, or suppliers, or the failure of any customer to make payments when due, or any breach or default by a customer, service provider, vendor, or supplier, or the loss of any significant supplier relationships, could cause us to suffer material losses and may have a material adverse impact on our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have and may incur again substantial net operating losses (“NOLs”) during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. As a result of these rules, in the event that we experience one or more ownership changes as a result of any public or private offerings or future transactions in our stock, then we may be limited in our ability to use our federal NOL carryforwards to offset our future taxable income, if any. In addition, the Tax Cuts and Jobs Act of 2017 imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset only 80% of taxable income and the disallowance of NOL carrybacks.

As of December 31, 2022, the Company had a NOL of $645,255. Under current tax law, federal NOLs generated after December 31, 2017 are allowed to be carried forward on an indefinite basis. However, as discussed above, the Company’s NOL carryforwards may be subject to federal annual limitations, such as in the event of an “ownership change” as described above, or to applicable state tax law annual limitations, either of which could reduce or defer the utilization of the losses.

Risks Related to Government Regulation and Being a Public Company

We may incur liability as a result of information retrieved from or transmitted over the Internet or published using our services or services of social media platforms, or as a result of claims related to our services or services of social media platforms, and legislation regulating content on social media platforms may require us to change our services or business practices and may adversely affect our business and financial results.

As the owner of several Discord servers and reliance on social media for our own and our clients’ promotional campaigns, we may face claims or enforcement actions relating to information or content that is published or made available on social media platforms where our content or our users’ content is posted, or relating to our policies or the policies of Discord and other social media platforms on which our content or our users’ content is posted, notwithstanding our or the respective platforms’ best efforts to enforce such policies. In particular, the nature of our social media-based business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, consumer protection, and breach of contract, among others. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states are currently implementing into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states have begun to implement. In the United States, the U.S. Supreme Court recently agreed to review a matter in which the scope of the protections under Section 230 of the Communications Decency Act (Section 230) is at issue. In addition, there have been, and continue to be, various legislative and executive efforts to remove or restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, as well as to impose new obligations on online platforms with respect to commerce listings, user content, counterfeit goods and copyright-infringing material, and our services’ and social media platforms’ current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of our content or the content hosted on our services. For example, numerous countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented certain content removal, law enforcement cooperation, and disclosure obligation legislation imposing potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. Content-related legislation also may require us in the future to change our services or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states’ laws implementing the European Copyright Directive may also require online platforms or businesses that rely on them, like ours, to pay for content. In addition, our products and services will be subject to new restrictions and requirements, and our compliance costs may significantly increase, as a result of the Digital Services Act in the European Union, which may apply to our business as early as June 2023, and potentially other content-related legislative developments such as proposed online safety bills in Ireland and the United Kingdom. In the United States, changes to the protections available under Section 230  or the First Amendment to the U.S. Constitution or new state or federal content-related legislation may increase our costs or require significant changes to our services, business practices, or operations, which could adversely affect user growth and engagement. Any of the foregoing events could adversely affect our business and financial results.

We are not currently registered as an investment adviser and if we should have registered as an investment adviser, our failure to do so could subject us to civil and/or criminal penalties.

Certain services provided by the Company may cause the Company to meet the definition of “investment adviser” in the Investment Advisers Act of 1940, or Investment Advisers Act, and similar state laws. Under the Investment Advisers Act, an “investment adviser” is defined as a “person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities.” In particular, certain of the content on the Company’s Discord servers, such as trading diaries posted by the Company’s personnel, and other content available on the Company’s social media channels, may constitute investment advice. In addition, in general, disclaimers, such as those included with the Company’s posts on Discord and other social media, do not change the character of the advice provided for Investment Advisers Act purposes.

The Company relies on the “publisher’s exclusion” from the definition of “investment adviser” under Section 202(a)(11)(D) of the Investment Advisers Act, as interpreted by legal precedent. The publisher’s exclusion requires that product or service offerings must be: (1) of a general and impersonal nature, in that the research provided is not adapted to any specific portfolio or any client’s particular needs; (2) “bona fide” or genuine, in that it contains disinterested discussion and analysis as opposed to promotional material; and (3) of general and regular circulation, in that it is not timed to specific market activity or to events affecting, or having the ability to affect, the securities industry. The basis for reliance on such exclusion will depend on a facts-and-circumstances analysis. We intend at all times to operate our business in a manner as to not become inadvertently subject to the regulatory requirements under the Investment Advisers Act.

If we meet the definition of “investment adviser” in the Investment Advisers Act, and do not meet the requirements for reliance on the “publisher’s exclusion” from the definition of “investment adviser” or another exclusion, exemption, or exception from the registration requirements under the Investment Advisers Act, we will have to register as an investment adviser with the SEC pursuant to the Investment Advisers Act and potentially with one or more states under similar state laws. Registration requirements for investment advisers are significant. If we are deemed to be an investment adviser and are required to register with the SEC and potentially one or more states as an investment adviser, we will become subject to the requirements of the Investment Advisers Act and the corresponding state laws. The Investment Advisers Act requires: (i) fiduciary duties to clients; (ii) substantive prohibitions and requirements; (iii) contractual requirements; (iv) record-keeping requirements; and (v) administrative oversight by the SEC, primarily by inspection. Requirements and obligations imposed on investment advisers can be burdensome and costly. If it is deemed that we are out of compliance with such rules and regulations, we may also be subject to civil and/or criminal penalties.  Applicable state laws may have similar or additional requirements. If we are required to register under these laws, we may no longer be able to continue to offer our investment education and entertainment services, which may have a significant adverse impact on our business and results of operations.

We will face growing regulatory and compliance requirements which can be costly and time-consuming.

New and evolving regulations and compliance standards for cyber security, data protection, privacy, and internal IT controls are often created in response to the tide of cyberattacks and will increasingly impact organizations like our company. Existing regulatory standards require that organizations implement internal controls for user access to applications and data. In addition, data breaches are driving a new wave of regulation, such as the GDPR, with stricter enforcement and higher penalties. Regulatory and policy-driven obligations require expensive and time-consuming compliance measures. The fear of non-compliance, failed audits, and material findings has pushed organizations to spend more to ensure they are in compliance, often resulting in costly, one-off implementations to mitigate potential fines or reputational damage. The high costs associated with failing to meet regulatory requirements, combined with the risk of fallout from security breaches, has elevated this topic from the IT organization to the executive and board level. We may need to spend additional time and money ensuring we will meet future regulatory requirements.

Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

In the ordinary course of our business, we might collect and store in our internal and external data centers, cloud services and networks sensitive data, including our proprietary business information and that of our customers, suppliers and business collaborators, as well as personal information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. The number and sophistication of attempted attacks and intrusions that companies have experienced from third parties has increased over the past few years. Despite our security measures, it is impossible for us to eliminate this risk.

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws, such as the California Consumer Privacy Act, as amended, or the CCPA, among other things, contain disclosure obligations for businesses that collect personal information about residents in their state and affords those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. Effective January 1, 2023, we also became subject to the California Privacy Rights Act, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the California Consumer Privacy Act, and Virginia’s Consumer Data Protection Act, another comprehensive data privacy law. Effective July 1, 2023, we will also become subject to the Colorado Privacy Act and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we will also become subject to the Utah Consumer Privacy Act, regarding business handling of consumers’ personal data. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the GDPR, also might apply to some of our operations or business collaborators. Legal requirements in the European Union and United Kingdom relating to the collection, storage, processing and transfer of personal data/information continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data/information, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total company revenue). Other governmental authorities around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement and maintain adequate compliance programs. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

Our business could be negatively impacted by changes in the U.S. political environment.

There is significant ongoing uncertainty with respect to potential legislation, regulation and government policy at the federal, state and local levels in the United States. Such uncertainty and any material changes in such legislation, regulation and government policy could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals that might materially impact us include, but are not limited to, changes to liability rules for Internet platforms, data privacy regulations, import and export regulations, income tax regulations and the U.S. federal tax code and public company reporting requirements, immigration policies and enforcement, healthcare law, minimum wage laws, climate and energy policies, foreign trade and relations with foreign governments, pandemic response and increased antitrust scrutiny in the tech industry. To the extent changes in the political environment have a negative impact on us or on our customers, our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.

Our business depends on our customers’ continued and unimpeded access to the Internet and the development and maintenance of Internet infrastructure. Internet access providers may be able to block, degrade or charge for access to certain of our services, which could lead to additional expenses and the loss of customers.

Our services depend on the ability of our customers to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers have the ability to take measures including legal actions, that could degrade, disrupt or increase the cost of user access to certain of our services by restricting or prohibiting the use of their infrastructure to support our services, charging increased fees to our users, or regulating online speech. Such interference could result in a loss of existing users, advertisers and goodwill, could result in increased costs and could impair our ability to attract new users, thereby harming our revenue and growth. Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our services and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the U.S. is subject to uncertainty.

To the extent any laws, regulations or rulings permit Internet service providers to charge some users higher rates than others for the delivery of their content, Internet service providers could attempt to use such law, regulation or ruling to impose higher fees or deliver our content with less speed, reliability or otherwise on a non-neutral basis as compared to other market participants, and our business could be adversely impacted. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anticompetitive practices impeding both our and our customers’ domestic and international growth, increasing our costs or adversely affecting our business. Additional changes in the legislative and regulatory landscape regarding Internet neutrality, or otherwise regarding the regulation of the Internet, could harm our business, operating results and financial condition.

Our business could be affected by new governmental regulations regarding the Internet.

To date, government regulations have not materially restricted use of the Internet in most parts of the world. However, the legal and regulatory environment relating to the Internet is uncertain, and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the Internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the Internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the Internet and online services generally, and decrease acceptance of the Internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our services over the Internet or in specific jurisdictions, which could harm our business and our results of operations.

The requirements of being a public company may strain our resources.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. Management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.

The Exchange Act requires that our company file annual, quarterly, and current reports with respect to our businesses, financial condition, and results of operations. In addition, we must establish the corporate infrastructure necessary for operating a public company, which may divert our management’s attention from implementing our growth strategy, which could delay or slow the implementation of our business strategies, and in turn negatively impact our company’s financial condition and results of operations.

Climate change and increased focus by governmental organizations on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

Federal, state and local governments are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and vendor and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels could force us to incur additional costs and we may fail to pass such additional costs on to our customers, which could also have a material adverse effect on our business.

In addition, on March 21, 2022, the SEC proposed new rules requiring a range of climate-related disclosure that would be applicable to all companies that are required to file annual reports or that file registration statements with the SEC, including the Company. The proposed climate-related disclosure framework is modeled in part on the Task Force on Climate Related Financial Disclosures’ recommendations, and also draws upon the Greenhouse Gas (“GHG”) Protocol (“GHG Protocol”). In particular, the proposed rules would require a registrant to disclose information about: The oversight and governance of climate-related risks by the registrant’s board and management; how any climate-related risks identified by the registrant have had or are likely to have a material impact on its business and consolidated financial statements, which may manifest over the short-, medium-, or long-term; how any identified climate-related risks have affected or are likely to affect the registrant’s strategy, business model, and outlook; the registrant’s processes for identifying, assessing, and managing climate-related risks and whether any such processes are integrated into the registrant’s overall risk management system or processes; the impact of climate-related events (severe weather events and other natural conditions as well as physical risks identified by the registrant) and transition activities (including transition risks identified by the registrant) on the line items of a registrant’s consolidated financial statements and related expenditures, and disclosure of financial estimates and assumptions impacted by such climate-related events and transition activities; “Scope 1” and “Scope 2” (as defined by the SEC’s proposed rule) GHG emissions metrics, separately disclosed, expressed both by disaggregated constituent greenhouse gases and in the aggregate, and in absolute and intensity terms; “Scope 3” (as defined by the SEC’s proposed rule) GHG emissions and intensity, if material, or if the registrant has set a GHG emissions reduction target or goal that includes its Scope 3 emissions; and the registrant’s climate-related targets or goals, and transition plan, if any. The proposed rules would be subject to certain accommodations and phase-in periods. For example, companies meeting the definition of “smaller reporting company” in Rule 12b-2 of the Exchange Act, which currently includes the Company (see below, “—We are a ’smaller reporting company’ within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.” and “As a ’smaller reporting company,’ we may at some time in the future choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public stockholders.”), would be exempt from the Scope 3 emissions disclosure requirement. The proposed rules would also require an attestation report provided by a third-party attestation service provider that satisfies a minimum level of attestation services for a company that meets the definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act, including: (1) limited assurance for Scopes 1 and 2 emissions disclosure that scales up to reasonable assurance after a specified transition period; (2) minimum qualifications and independence requirements for the attestation service provider; and (3) minimum requirements for the accompanying attestation report. A company that is not an “accelerated filer” or “large accelerated filer”, which currently includes the Company, would not be subject to this attestation requirement (see also “—As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.” and “—We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.”).

Although we cannot predict the costs of implementation or any potential adverse impacts resulting from the proposed rule, the SEC estimated that compliance costs for a “smaller reporting company” in the first year of compliance would be $490,000 ($140,000 for internal costs and $350,000 for outside professional costs), while annual costs in the subsequent five years were estimated to be $420,000 ($120,000 for internal costs and $300,000 for outside professional costs). For non-“smaller reporting company” registrants, the costs in the first year of compliance were estimated to be $640,000 ($180,000 for internal costs and $460,000 for outside professional costs), while annual costs in the subsequent five years were estimated to be $530,000 ($150,000 for internal costs and $380,000 for outside professional costs). To the extent that this rule is finalized as proposed, we could therefore incur significant increased costs relating to the assessment and disclosure of climate-related matters.

These potential additional costs, forced changes in operations, or loss of revenues may have a material adverse effect on our business and operations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

Our current internal controls and any new controls that we develop may be inadequate or become inadequate because of changes in conditions in our business or changes in the applicable laws, regulations and standards. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods or adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will or may eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class B Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq in the future.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition and results of operations.

Industry and other market data used in this report and in other periodic reports that we may in the future file with the SEC, including those undertaken by us or our engaged consultants, may not prove to be representative of current and future market conditions or future results.

This report includes or refers to, and periodic reports that we may in the future file with the SEC may include or refer to, statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties and surveys and studies that we undertook ourselves regarding the market potential for our current services. Although we believe that such information has been obtained from reliable sources, the sources of such data have not guaranteed the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. The results of this data represent various methodologies, assumptions, research, analysis, projections, estimates, composition of respondent pool, presentation of data and adjustments, each of which may ultimately prove to be incorrect, and cause actual results and market viability to differ materially from those presented in any such report or other materials.

Risks Related to Ownership of Our Class B Common Stock

The structure of our common stock has the effect of concentrating voting control with certain Asset Entities officers and directors; this will limit or preclude your ability to influence corporate matters. It may also limit the price and liquidity of our common stock due to its ineligibility for inclusion in certain stock market indices.

We are authorized to issue two classes of common stock, Class A Common Stock and Class B Common Stock, and any number of classes of preferred stock. Class A Common Stock is entitled to ten votes per share on proposals requiring or requesting stockholder approval, and Class B Common Stock is entitled to one vote on any such matter.

In the IPO, we offered and sold shares of Class B Common Stock to public investors (see “Item 1. Business – Corporate Structure and History – Initial Public Offering”). AEH owns all of the 8,385,276 shares of our outstanding Class A Common Stock, which amounts to 83,852,760 votes. The shares of Class A Common Stock held by AEH are controlled by its officers and board of managers, all of whom are also some of our officers and directors. Prior to the IPO, there were 8,385,276 shares of Class A Common Stock outstanding representing voting power of 83,852,760 votes, 2,364,724 shares of Class B Common Stock outstanding representing voting power of 2,364,724 votes, and no shares of preferred stock outstanding. As a result, out of a total of 10,750,000 shares of outstanding common stock representing total voting power of 86,217,484 votes, AEH controlled approximately 97.3% of the voting power before the IPO. Following the IPO and as of the date of this report, there are 5,275,724 shares of Class B Common Stock issued and outstanding, 1,411,000 of which are held by officers and directors as a result of grants of restricted stock under the Plan that were made upon the closing of the IPO pursuant to their employment or consulting agreements. Stockholders that are not officers and directors therefore currently own 3,864,724 shares of Class B Common Stock, representing approximately 4.3% of total voting power. Combining their control of AEH’s shares of Class A Common Stock and their Class B Common Stock, our officers and directors collectively maintain controlling voting power in the Company based on having approximately 95.7% of all voting rights. This concentrated control may limit or preclude the ability of others to influence corporate matters including significant business decisions for the foreseeable future.

In addition, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class B Common Stock less attractive to other investors. As a result, fewer investors may be willing to purchase our Class B Common Stock. In consequence, the market price and liquidity of our Class B Common Stock could be adversely affected.

Our Class B Common Stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your purchase price.

The market price for our Class B Common Stock is likely to be volatile, in part because our shares have not been traded publicly prior to February 2023. In addition, the market price of our Class B Common Stock may fluctuate significantly in response to several factors, most of which we cannot control, including:

●	quarterly variations in our operating results compared to market expectations;

●	adverse publicity about us, the industries we participate in or individual scandals;

●	announcements of new offerings or significant price reductions by us or our competitors;

●	stock price performance of our competitors;

●	fluctuations in stock market prices and volumes;

●	changes in senior management or key personnel;

●	changes in financial estimates by securities analysts;

●	the market’s reaction to our reduced disclosure as a result of being an “emerging growth company” under the JOBS Act;

●	negative earnings or other announcements by us or our competitors;

●	defaults on indebtedness, incurrence of additional indebtedness, or issuances of additional capital stock;

●	global economic, legal and regulatory factors unrelated to our performance; and

●	the other factors listed in this section.

Volatility in the market price of our Class B Common Stock may prevent investors from being able to sell their shares at or above the price at which they purchased our Class B Common Stock. As a result, you may suffer a loss on your investment.

Certain recent initial public offerings of companies with relatively small public floats comparable to our anticipated public float have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company. Our Class B Common Stock may potentially experience rapid and substantial price volatility, which may make it difficult for prospective investors to assess the value of our Class B Common Stock.

In addition to the risks addressed above under “— Our Class B Common Stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your purchase price,” our Class B Common Stock may be subject to rapid and substantial price volatility. Recently, companies with comparably small public floats and initial public offering sizes have experienced instances of extreme stock price run-ups followed by rapid price declines, and such stock price volatility was seemingly unrelated to the respective company’s underlying performance. Although the specific cause of such volatility is unclear, our small public float may amplify the impact the actions taken by a few stockholders have on the price of our stock, which may cause our stock price to deviate, potentially significantly, from a price that better reflects the underlying performance of our business. Our Class B Common Stock may experience run-ups and declines that are seemingly unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Class B Common Stock. In addition, investors of shares of our Class B Common Stock may experience losses, which may be material, if the price of our Class B Common Stock experiences such declines after any investors purchase shares of our Class B Common Stock.

We may not be able to maintain a listing of our Class B Common Stock on Nasdaq.

Our Class B Common Stock is currently listed on the Nasdaq Capital Market tier of Nasdaq. We must meet certain financial and liquidity criteria and corporate governance requirements to maintain the listing of our Class B Common Stock on Nasdaq. If we fail to meet any of Nasdaq’s continued listing standards or we violate Nasdaq listing requirements, our Class B Common Stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Class B Common Stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our Class B Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Class B Common Stock. The delisting of our Class B Common Stock could significantly impair our ability to raise capital and the value of your investment.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for the shares and trading volume could decline.

The trading market for our Class B Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If research analysts do not establish and maintain adequate research coverage or if one or more of the analysts who covers us downgrades our Class B Common Stock or publishes inaccurate or unfavorable research about our business, the market price for our Class B Common Stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our Class B Common Stock to decline.

We have never paid cash dividends on our stock and do not intend to pay dividends for the foreseeable future.

We have paid no cash dividends on any class of our stock to date and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our Class B Common Stock. Accordingly, investors must be prepared to rely on sales of their Class B Common Stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our Class B Common Stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

We may issue additional debt and equity securities, which are senior to our Class B Common Stock as to distributions and in liquidation, which could materially adversely affect the market price of our Class B Common Stock.

In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of commercial paper, medium-term notes, senior notes, subordinated notes or shares. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to our stockholders. In addition, any additional preferred stock, if issued by our company, may have a preference with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our stockholders. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing.

Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your Class B Common Stock and diluting your interest in our company.

In addition, in connection with the IPO, as of February 3, 2023, we are subject to a lock-up agreement that prevents, subject to certain exceptions, selling or transferring any of our shares of capital stock of the Company for up to 12 months. In addition, our officers, directors and beneficial owners of approximately 78.0% of our common stock agreed to be locked up for a period of 12 months. Holders of approximately 7.2% of our outstanding common stock agreed to be locked up for a period of nine months, and a holder of approximately 2.3% of our outstanding Class B Common Stock prior to this offering has agreed to be locked up for a period of six months with respect to approximately 0.9% of the outstanding common stock held by such holder, subject to certain exceptions. The remaining shares are not subject to lock-up provisions or such lock-up provisions have been waived. When these lock-up provisions expire or if they are waived by the underwriter, more of our securities will become available for resale, subject to applicable law, including without notice, which could reduce the market price for our common stock.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.

We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We would remain an emerging growth company for up to five years, although if the market value of our Class B Common Stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Because we will be subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our stockholders could receive less information than they might expect to receive from more mature public companies. We cannot predict if investors will find our Class B Common Stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our Class B Common Stock.

As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

We are not an “accelerated filer” or a “large accelerated filer” under the Exchange Act. Rule 12b-2 under the Exchange Act defines an “accelerated filer” to mean any company that first meets the following conditions at the end of each fiscal year: The company had a public float of $75 million or more, but less than $700 million, as of the last business day of the company’s most recently completed second fiscal quarter; the company has been subject to the reporting requirements of the Exchange Act for at least twelve calendar months; the company has filed at least one annual report under the Exchange Act; the company did not have annual revenues of less than $100 million and either no public float or a public float of less than $700 million; and, once the company determines that it does not qualify for “smaller reporting company” status because it exceeded one or more of the current thresholds for such status, is not eligible to regain “smaller reporting company” status under the test provided under paragraph (3)(iii)(B) of the “smaller reporting company” definition in Rule 12b-2 of the Exchange Act. Rule 12b-2 under the Exchange Act defines a “large accelerated filer” in the same way except that the company meeting the definition must have a public float of $700 million or more as of the last business day of the company’s most recently completed second fiscal quarter.

A non-accelerated filer is not required to file an auditor attestation report on internal control over financial reporting that is otherwise required under Section 404(b) of the Sarbanes-Oxley Act.

Therefore, our internal control over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and trading price for our common stock may be negatively affected. See also above, “—We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.”

We are a “smaller reporting company” within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

If a company determines that it does not qualify for smaller reporting company status because it exceeded one or more of the above thresholds, it will remain unqualified unless when making its annual determination it meets certain alternative threshold requirements which will be lower than the above thresholds if its prior public float or prior annual revenues exceed certain thresholds.

As a smaller reporting company, we are not required to and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our Class B Common Stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

As a “smaller reporting company,” we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

Under Nasdaq rules, a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, is not subject to certain corporate governance requirements otherwise applicable to companies listed on Nasdaq. For example, a smaller reporting company is exempt from the requirement of having a compensation committee composed solely of directors meeting certain enhanced independence standards, as long as the compensation committee has at least two members who do meet such standards. Although we have not yet determined to avail ourselves of this or other exemptions from Nasdaq requirements that are or may be afforded to smaller reporting companies, while we will seek to maintain our shares on Nasdaq in the future we may elect to rely on any or all of them. By electing to utilize any such exemptions, our company may be subject to greater risks of poor corporate governance, poorer management decision-making processes, and reduced results of operations from problems in our corporate organization. Consequently, our stock price may suffer, and there is no assurance that we will be able to continue to meet all continuing listing requirements of Nasdaq from which we will not be exempt, including minimum stock price requirements.

As a “controlled company” under the rules of Nasdaq, we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

Under Nasdaq’s rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including, without limitation, (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement that the compensation of our officers be determined or recommended to our board of directors by a compensation committee that is comprised solely of independent directors, and (iii) the requirement that director nominees be selected or recommended to the board of directors by a majority of independent directors or a nominating committee comprised solely of independent directors.

In the IPO, we offered and sold shares of Class B Common Stock to public investors (see “Item 1. Business – Corporate Structure and History – Initial Public Offering”). AEH owns all of the 8,385,276 shares of our outstanding Class A Common Stock, which amounts to 83,852,760 votes. The shares of Class A Common Stock held by AEH are controlled by its officers and board of managers, all of whom are also some of our officers and directors. Prior to the IPO, there were 8,385,276 shares of Class A Common Stock outstanding representing voting power of 83,852,760 votes, 2,364,724 shares of Class B Common Stock outstanding representing voting power of 2,364,724 votes, and no shares of preferred stock outstanding. As a result, out of a total of 10,750,000 shares of outstanding common stock representing total voting power of 86,217,484 votes, AEH controlled approximately 97.3% of the voting power before the IPO. Following the IPO and as of the date of this report, there are 5,275,724 shares of Class B Common Stock issued and outstanding, 1,411,000 of which are held by officers and directors as a result of grants of restricted stock under the Plan that were made upon the closing of the IPO pursuant to their employment or consulting agreements. Stockholders that are not officers and directors therefore currently own 3,864,724 shares of Class B Common Stock, representing approximately 4.3% of total voting power. Combining their control of AEH’s shares of Class A Common Stock and their Class B Common Stock, our officers and directors collectively maintain controlling voting power in the Company based on having approximately 95.7% of all voting rights. As a result, we are a “controlled company” under Nasdaq’s rules.

Although we currently do not intend to rely on the “controlled company” exemption, we could elect to rely on this exemption in the future. If we elected to rely on the “controlled company” exemption, a majority of the members of our board of directors might not be independent directors and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Our status as a controlled company could cause our Class B Common Stock to look less attractive to certain investors or otherwise harm our trading price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Although we are a remote-first company, we have a central office in Dallas, Texas. All of our independent contractors and employees are remote-first and supply their own equipment and office space. In the future, we may seek to expand our physical facilities to accommodate our growth. Our headquarters is in Dallas, leased through Regus Management at The Crescent Office Complex located at 100 Crescent Court, 7th Floor, in Dallas, Texas. Our monthly rent was initially approximately $1,000 per month. Our initial office lease term continued until January 31, 2023. On February 1, 2023, we renewed the lease at this location for $1,085 per month. The term of this lease will continue until January 31, 2024. On June 1, 2022, we leased an additional office at this location for $1,339 per month. The term of this lease will continue until May 31, 2023. Each lease will continue to automatically renew each additional term unless cancelled by either party with at least three months’ notice. The rent on any renewal will be at the then-prevailing market rate. A copy of each lease agreement described above has been filed as Exhibit 10.20, Exhibit 10.21 and Exhibit 10.22 to this Annual Report, respectively, and the description above is qualified in its entirety by reference to each such exhibit.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our businesses.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class B Common Stock is listed and began trading on the Nasdaq Capital Market tier of Nasdaq on February 3, 2023, under the symbol “ASST”. Prior to the listing, there was no public market for our common stock.

Number of Holders of Our Common Stock

As of March 31, 2023, there was one holder of record of our Class A Common Stock, which is not listed, quoted or traded on any stock exchange or over-the-counter market, and 20 holders of record of our Class B Common Stock, which is listed and traded on Nasdaq under the symbol “ASST”. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single holder.

Use of Proceeds from Registered Securities

On February 7, 2023, we completed the IPO. Pursuant to an Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, we agreed to sell the IPO Shares to Boustead at the IPO Price of $4.65 (93% of the public offering price per share of $5.00, after deducting underwriting discounts and commissions). We also agreed to a non-accountable expense allowance of 0.75% of the IPO Price. We also agreed to reimburse the underwriters for certain offering expenses. In addition, we issued Boustead the Representative’s Warrant. The Representative’s Warrant will have an exercise price of $6.25 per share, which is equal to 125% of the IPO Price, subject to adjustment, a cashless exercise provision, and may be exercised at any time for five years following the date of issuance. We also granted the underwriters a 45-day option to purchase up to an additional 225,000 shares of Class B Common Stock at the IPO Price less the underwriting discounts and commissions, non-accountable expense allowance, offering expenses and certain other underwriting compensation, representing 15% of the IPO Shares.

The closing of the IPO took place on February 7, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $7,500,000. After deducting underwriting discounts and commissions totaling $525,000, the non-accountable expense allowance totaling $56,250, and other expenses from the IPO, the Company received net proceeds of approximately $6.6 million. The Company also issued the Representative’s Warrant to purchase 105,000 shares of Class B Common Stock.

The Underwriting Agreement contains customary representations, warranties and covenants by the Company, customary conditions to closing, indemnification obligations of the Company and the underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

The IPO Shares were offered and sold and the Representative’s Warrant was issued pursuant to the Registration Statement, initially filed with the SEC on September 2, 2022, and declared effective by the SEC on February 2, 2023, and the final prospectus, dated February 2, 2023, filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act. The IPO Shares, Representative’s Warrant and the Class B Common Stock underlying the Representative’s Warrant were registered under the Registration Statement. The Registration Statement disclosed that the Company intended to use the net proceeds from the IPO for investment in corporate infrastructure, marketing and promotion of Discord communities, social campaigns, and the Company’s “AE.360.DDM” Discord design, development and management service, expansion of “SiN”, the Company’s social influencer network, increasing staff and company personnel, and general working capital, operating, and other corporate expenses.

In addition, the Registration Statement registered for resale a total of 1,500,000 shares of Class B Common Stock by the selling stockholders named in the Registration Statement. Any sales of these shares occurred at a fixed price of $5.00 per share until the Class B Common Stock was listed on Nasdaq on February 3, 2023. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company will not receive any proceeds from the sale of Class B Common Stock by the selling stockholders. The Company has no knowledge of whether any of the shares of Class B Common Stock that may be sold by the selling stockholders have been sold.

In total, the Registration Statement registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $8,625,000, representing the right to sell up to 1,725,000 shares of Class B Common Stock at the IPO Price upon full exercise of the over-allotment option; the Representative’s Warrant; shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $754,687.50, representing rights to purchase up to 120,750 shares of Class B Common Stock at the exercise price of $6.25 per share, upon full exercise of the over-allotment option; and 1,500,000 shares of Class B Common Stock on behalf of certain selling stockholders. As of the date of this report, the IPO Shares were sold for aggregate gross proceeds of $7,500,000 and the Representative’s Warrant was issued with the right to purchase up to 105,000 shares of Class B Common Stock at $6.25 per share for gross proceeds of up to $656,250. As of the date of this report, the securities issuable upon exercise of the over-allotment and the securities issuable upon exercise of the Representative’s Warrant have not been sold.

The Company’s officers, directors, and certain stockholders who, prior to the IPO, held shares of Class B Common Stock or the Class A Common Stock, have agreed, subject to certain exceptions, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any shares of Class A Common Stock or Class B Common Stock or other securities convertible into or exercisable or exchangeable for shares of Class A Common Stock or Class B Common Stock for a period of 6 months, 9 months or 12 months, as applicable, without the prior written consent of Boustead.

A copy of each of the Underwriting Agreement and the Representative’s Warrant is filed as Exhibit 10.24 and Exhibit 4.5 to this Annual Report, respectively, and the description above is qualified in its entirety by reference to each such exhibit.

As of December 31, 2022, we had used none of the proceeds from the IPO because the proceeds from the IPO were not received until February 7, 2023.

As of the date of this report, none of the proceeds from the IPO were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and we do not expect, any material change in the planned use of proceeds from the IPO as described in the Registration Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also “Item 1A. Risk Factors – Risks Related to Ownership of Our Class B Common Stock – We have never paid cash dividends on our stock and do not intend to pay dividends for the foreseeable future.”

Recent Sales of Unregistered Securities

On March 9, 2022, we issued 10 shares of Class A Common Stock for a total purchase price of $1.00 to Asset Entities Limited Liability Company, a California limited liability company (“California LLC”).

On March 28, 2022, we merged with California LLC. Pursuant to the Agreement and Plan of Merger, the units of California LLC were automatically converted into shares of Asset Entities Inc. in the same proportion as the percentage interests of California LLC represented by such units. As a result and as further provided in the Agreement and Plan of Merger, on March 28, 2022, AEH, which owned 97.56% of California LLC’s units, became the holder of 9,756,000 shares of Class A Common Stock of Asset Entities Inc., or 97.56% of the total issued and outstanding post-merger shares of common stock of Asset Entities Inc., and a holder of 2.44% of California LLC’s units became the holder of 244,000 shares of Class B Common Stock of Asset Entities Inc., or 2.44% of the total issued and outstanding post-merger shares of common stock of Asset Entities Inc.

On April 21, 2022, we entered into a Cancellation and Exchange Agreement with each of AEH, the holder of 9,756,000 shares of Class A Common Stock, GKDB, the holder of 200,000 units of membership interests in AEH representing 20.0% ownership of AEH, and the Former GKDB Holders representing 39.5% ownership in GKDB. In accordance with these agreements, we and AEH agreed to convert 770,724 shares of AEH’s Class A Common Stock into 770,724 shares of Class B Common Stock and transfer such shares to GKDB, in exchange for GKDB’s agreement to cancel and surrender 79,000 of GKDB’s 200,000 units of membership interests in AEH, representing the Former GKDB Holders’ 39.5% share of GKDB’s total ownership interest in AEH. GKDB in turn agreed to the cancellation of 79,000 of its AEH units and transfer of the 770,724 shares of Class B Common Stock to the Former GKDB Holders in proportion to their former ownership interests in GKDB, in exchange for the Former GKDB Holders’ agreement to cancel and surrender all of their units of membership interests in GKDB. The 770,724 shares of Class B Common Stock transferred to the Former GKDB Holders were derived from the Former GKDB Holders’ 7.9% nominal indirect interest in AEH’s 9,756,000 shares of Class A Common Stock, which in turn was derived from the Former GKDB Holders’ 39.5% ownership of GKDB and, in turn, their nominal indirect interest in 79,000 of GKDB’s 200,000 units, or 20.0% ownership of AEH. The Former GKDB Holders’ nominal indirect interest in AEH’s 9,756,000 shares of Class A Common Stock was therefore automatically converted into ownership of 770,724 shares of Class B Common Stock upon the conversion and transfer of this number of Class A Common Stock that were held by AEH to the Former GKDB Holders. As a result of these transactions, AEH held 8,985,276 shares of Class A Common Stock and the Former GKDB Holders held a total of 770,724 shares of Class B Common Stock.

On June 9, 2022, October 7, 2022, and October 21, 2022, we conducted private placements of shares of Class B Common Stock and entered into certain subscription agreements with a number of investors. Pursuant to the agreements, we issued 750,000 shares of Class B Common Stock at $1.00 per share for a total of $750,000. The shares were subject to certain lockup provisions until 365 days after the commencement of trading of our Class B Common Stock, subject to certain exceptions. However, these lockup provisions have been fully waived. If the Company’s common stock had not been listed on a national securities exchange on or before the first anniversary of the final closing of the private placement, then all of the private placement investors would have been entitled to receive one additional share for each share originally purchased. Boustead, which was the representative of the underwriters in the IPO, acted as placement agent in each private placement. Pursuant to the Boustead Engagement Letter, in addition to payments of a success fee of $52,500, or 7% of the total purchase price of the shares sold in the private placements, and a non-accountable expense allowance of $7,500, or 1% of the total purchase price of the shares sold in the private placement, we agreed to issue Boustead five-year warrants to purchase up to 52,500 shares of Class B Common Stock in aggregate, exercisable on a cashless basis, with an exercise price of $6.25 per share, subject to adjustment.

The warrants also provide that if the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of shares of common stock, by way of return of capital or otherwise (including, without limitation, any distribution of cash, stock or other securities, property or options by way of a dividend, spin off, reclassification, corporate rearrangement, scheme of arrangement or other similar transaction) (a “Distribution”), at any time after the issuance of the warrants, then, in each such case, the holder shall be entitled to participate in such Distribution to the same extent that the holder would have participated therein if the holder had held the number of shares of common stock acquirable upon a complete exercise of the warrant (without regard to any limitations on exercise hereof) immediately before the date on which a record is taken for such Distribution, or, if no such record is taken, the date as of which the record holders of shares of common stock are to be determined for the participation in such Distribution. Notwithstanding the Boustead Engagement Letter, the warrants do not contain piggyback registration rights and do not contain anti-dilution provisions for future stock issuances, etc., at a price or at prices below the exercise price per share, or provide for automatic exercise immediately prior to expiration. A copy of each warrant issued to Boustead, dated June 9, 2022, October 7, 2022 and October 21, 2022, and of the Form of Private Placement Subscription Agreement, is attached hereto as Exhibit 4.2, Exhibit 4.3, Exhibit 4.4, and Exhibit 10.23 to this Annual Report, respectively, and the description above is qualified in its entirety by reference to each such exhibit. See “Item 1. Business – Corporate Structure and History – Initial Public Offering” for a description of related terms of the Boustead Engagement Letter.

Unless otherwise stated above, the issuances of these securities were made in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D thereunder for the offer and sale of securities not involving a public offering and in reliance on similar exemptions under applicable state laws.

No underwriter was engaged in connection with the foregoing sales of securities. The Company has reason to believe that all of the foregoing purchasers were familiar with or had access to information concerning the operations and financial conditions of the Company, and all of those individuals or entities purchasing securities represented that they were accredited investors, acquiring the shares for investment and without a view to the distribution thereof. At the time of issuance, all of the foregoing securities were deemed to be restricted securities for purposes of the Securities Act and the certificates or book entries representing such securities bear legends to that effect.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled ”Item 1. Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

Asset Entities is a technology company providing social media marketing and content delivery services across Discord, TikTok, and other social media platforms. We also design, develop and manage servers for communities on Discord. Based on the rapid growth of our Discord servers and social media following, we have developed three categories of services: (1) our Discord investment education and entertainment services, (2) social media and marketing services, and (3) our AE.360.DDM services. All of our services are based on our effective use of Discord as well as other social media including TikTok, Twitter, Instagram, and YouTube.

Our Discord investment education and entertainment service is designed primarily by and for enthusiastic Generation Z, or Gen Z, retail investors, creators and influencers. Gen Z is commonly considered to be people born between 1997 and 2012. Our investment education and entertainment service focuses on stock, real estate, cryptocurrency, and NFT community learning programs designed for the next generation. While we believe that Gen Z will continue to be our primary market, our recently-expanded Discord server offering features education and entertainment content covering real estate investments, which is expected to appeal strongly to older generations as well. Our current combined server user membership is approximately 260,000 as of March 2023.

Our social media and marketing services utilize our management’s social influencer backgrounds by offering social media and marketing campaign services to business clients. Our team of social influencer independent contractors, which we call our “SiN” or “Social Influencer Network”, can perform social media and marketing campaign services to expand our clients’ Discord server bases and drive traffic to their businesses, as well as increase membership in our own servers.

Our “AE.360.DDM, Design Develop Manage” service, or “AE.360.DDM”, is a suite of services to individuals and companies seeking to create a server on Discord. We believe we are the first company to provide “Design, Develop and Manage,” or DDM, services for any individual, company, or organization that wishes to join Discord and create their own community. With our AE.360.DDM rollout, we are uniquely positioned to offer DDM services in the growing market for Discord servers.

We believe that we are a leading provider of all of these services, and that demand for all of our services will continue to grow. We expect to experience rapid revenue growth from our services. We believe that we have built a scalable and sustainable business model and that our competitive strengths position us favorably in each aspect of our business.

Our revenue depends on the number of paying subscribers to our Discord servers. During the years ended December 31, 2022 and 2021, we received revenue from 622 and 8,694 Asset Entities Discord server paying subscribers, respectively.

Our Historical Performance

The Company had an accumulated deficit of $627,118 at December 31, 2022 and a net loss of $645,255 during the year ended December 31, 2022. However, in February 2023, the Company completed an equity offering which generated net proceeds of $6.6 million. Consequently, the Company’s existing cash resources and the cash received from the equity offering are expected to provide sufficient funds to carry out the Company’s planned operations through the next 12 months.

Impact of COVID-19 Pandemic

The current global pandemic of a novel strain of coronavirus, or COVID-19, and the global measures taken to combat it, may have an adverse effect on our business. Public health authorities and governments at local, national and international levels have announced various measures to respond to the pandemic. Some measures that directly or indirectly impact our business include voluntary or mandatory quarantines, restrictions on travel and limiting gatherings of people in public places.

We believe that we have fully complied with all federal, state and local requirements relating to COVID-19. We have undertaken various measures in an effort to mitigate the spread of COVID-19. From our founding, we have been a highly efficient remote-first company, which has been able to continue to function as normal even with pandemic-related stay at home orders and other regulations. We have also exploited certain trends related to the COVID-19 pandemic, including its acceleration of global growth in virtual services. However, the COVID-19 pandemic has adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The resulting global deterioration in economic conditions and financial volatility may have an adverse impact on discretionary consumer spending or investing, could also impact our business and demand for our services.

As events are rapidly changing, we cannot predict how long the effects of the COVID-19 pandemic and the efforts to contain it could disrupt our operations or the full extent of that disruption.  Governments could take additional restrictive measures to combat the pandemic that could further impact our business or the economy in the geographies in which we operate. It is also possible that the impact of the pandemic and response on our customers, users, and markets will persist for some time after governments ease their restrictions.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. See also “Item 1A. Risk Factors – Risks Related to Our Business and Industry – The COVID-19 pandemic may cause a material adverse effect on our business” above.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive pricing;

●	our ability to broaden product or service offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees and contractors; and

●	market conditions and our market position.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1,235,000,000, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Recent Developments

Initial Public Offering

On February 2, 2023, we entered into the Underwriting Agreement with Boustead, as representative of the underwriters named on Schedule 1 thereto, relating to the IPO of the IPO Shares. Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at the IPO Price of $4.65 (93% of the public offering price per share of $5.00, after deducting underwriting discounts and commissions and before deducting a 0.75% non-accountable expense allowance). The Company also granted Boustead a 45-day over-allotment option to purchase up to an additional 225,000 shares of Class B Common Stock at the IPO Price, less the non-accountable expense allowance, from the Company, representing 15% of the IPO Shares. Pursuant to the Underwriting Agreement, on February 7, 2023, the Company issued Boustead the Representative’s Warrant. The Representative’s Warrant will have an exercise price of $6.25 per share, which is equal to 125% of the public offering price, subject to adjustment, a cashless exercise provision, and may be exercised at any time for five years following the date of issuance.

The closing of the IPO took place on February 7, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $7,500,000. After deducting underwriting discounts and commissions, the non-accountable expense allowance, and other expenses from the IPO, the Company received net proceeds of approximately $6.6 million. The Company also issued the Representative’s Warrant to Boustead for the purchase of 105,000 shares of Class B Common Stock.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Registration Statement, initially filed with the SEC on September 2, 2022, and declared effective by the SEC on February 2, 2023, and the final prospectus, dated February 2, 2023, filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act. The Company intends to use the net proceeds from the IPO for investment in corporate infrastructure, marketing and promotion of Discord communities, social campaigns, and the Company’s “AE.360.DDM” Discord design, development and management service, expansion of “SiN”, the Company’s social influencer network, increasing staff and company personnel, and general working capital, operating, and other corporate expenses.

We also agreed to provide Boustead the Right of First Refusal for two years following the consummation of the IPO to act as financial advisor, lead managing underwriter, book runner, placement agent, or to act as joint advisor, managing underwriter, book runner, or placement agent on at least equal economic terms, on any public or private financing (debt or equity), merger, business combination, recapitalization or sale of some or all of the equity or assets of the Company.  In the event that we engage Boustead to provide such services, Boustead will be compensated consistent with the Boustead Engagement Letter, as described below, unless we mutually agree otherwise.

Under the Boustead Engagement Letter, during the 12-month period following the termination or expiration of the Boustead Engagement letter, which will occur no earlier than February 7, 2024 (see below), we must also compensate Boustead for any transaction with a party, including any investor in a private placement in which Boustead served as placement agent or in the IPO, or any party who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter. Such party will include, but not be limited to, Company officers, directors, employees, consultants, advisors, shareholders, members, and partners. The Boustead Engagement Letter will expire upon the later to occur of February 7, 2024 (12 months from the completion date of the IPO) or mutual written agreement of the Company and Boustead.

Under the Boustead Engagement Letter, in connection with a transaction as to which Boustead duly exercises the Right of First Refusal or is entitled to the Tail Rights, Boustead shall receive compensation as follows:

●	other than normal course of business activities, as to any sale, merger, acquisition, joint venture, strategic alliance, license, research and development, or other similar agreements, Boustead will accrue compensation under a percentage fee of the Aggregate Consideration (as defined in the Boustead Engagement Letter) calculated as follows:

o	10.0% for Aggregate Consideration of less than USD$10,000,000; plus

o	8.0% for Aggregate Consideration between $10,000,000 - $25,000,000; plus

o	6.0% for Aggregate Consideration between $25,000,001 - $50,000,000; plus

o	4.0% for Aggregate Consideration between $50,000,001 - $75,000,000; plus

o	2.0% for Aggregate Consideration between $75,000,001 - $100,000,000; plus

o	1.0% for Aggregate Consideration above $100,000,000;

●	for any investment transaction including any common stock, preferred stock, ordinary shares, convertible stock, LLC or LP memberships, debt, convertible debentures, convertible debt, debt with warrants, stock warrants, stock options (excluding issuances to Company employees), stock purchase rights, or any other securities convertible into common stock, any form of debt instrument involving any form of equity participation, and including the conversion or exercise of any securities sold in any transaction, Boustead shall receive upon each investment transaction closing a success fee, payable in (i) cash, equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (ii) a non-accountable expense allowance equal to 1% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (iii) warrants equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, including shares issuable upon conversion or exercise of the securities sold in any transaction, and in the event that warrants or other rights are issued in the investment transaction, 7% of the shares issuable upon exercise of the warrants or other rights, and in the event of a debt or convertible debt financing, warrants to purchase an amount of Company stock equal to the 7% of the gross amount or facility received by the Company in a debt financing divided by the warrant exercise share. The warrant exercise price will be the lower of: 1.) the fair market value price per share of the Company’s common stock as of each such financing closing date; 2.) the price per share paid by investors in each respective financing; 3.) in the event that convertible securities are sold in the financing, the conversion price of such securities; or 4.) in the event that warrants or other rights are issued in the financing, the exercise price of such warrants or other rights;

●	any such warrants will be transferable in accordance with FINRA rules and SEC regulations, exercisable from the date of issuance and for a term of five years, contain cashless exercise provisions, be non-callable and non-cancelable with immediate piggy-back registration rights, have customary anti-dilution provisions and any future stock issuances, etc., at a price(s) below the exercise price per share, at terms no less favorable than the terms of any warrants issued to participants in the related transaction, and provide for automatic exercise immediately prior to expiration; and

●	reasonable out-of-pocket expenses in connection with the performance of its services, regardless of whether a transaction occurs.

Pursuant to the Underwriting Agreement, as of February 3, 2023, we are subject to a lock-up agreement that prevents, subject to certain exceptions, selling or transferring any of our shares of capital stock of the Company for up to 12 months. In addition, our officers, directors and beneficial owners of approximately 78.0% of our common stock agreed to be locked up for a period of 12 months. Holders of approximately 7.2% of our outstanding common stock agreed to be locked up for a period of nine months, and a holder of approximately 2.3% of our outstanding Class B Common Stock prior to this offering has agreed to be locked up for a period of six months with respect to approximately 0.9% of the outstanding common stock held by such holder, subject to certain exceptions. The remaining shares are not subject to lock-up provisions or such lock-up provisions have been waived.

The Underwriting Agreement and Boustead Engagement Letter contain other customary representations, warranties and covenants by the Company, customary conditions to closing, indemnification obligations of the Company and Boustead, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement and Boustead Engagement Letter were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

In addition, the Registration Statement registered for resale a total of 1,500,000 shares of Class B Common Stock by the selling stockholders named in the Registration Statement. Any sales of these shares occurred at a fixed price of $5.00 per share until the Class B Common Stock was listed on Nasdaq on February 3, 2023. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company will not receive any proceeds from the sale of Class B Common Stock by the selling stockholders. The Company has no knowledge of whether any of the shares of Class B Common Stock that may be sold by the selling stockholders have been sold.

In total, the Registration Statement registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $8,625,000, representing the right to sell up to 1,725,000 shares of Class B Common Stock at the IPO Price upon full exercise of the over-allotment option; the Representative’s Warrant; shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $754,687.50, representing rights to purchase up to 120,750 shares of Class B Common Stock at the exercise price of $6.25 per share, upon full exercise of the over-allotment option; and 1,500,000 shares of Class B Common Stock on behalf of certain selling stockholders. As of the date of this report, the IPO Shares were sold for aggregate gross proceeds of $7,500,000 and the Representative’s Warrant was issued with the right to purchase up to 105,000 shares of Class B Common Stock at $6.25 per share for gross proceeds of up to $656,250. As of the date of this report, the underwriter’s over-allotment option has not been exercised and the securities issuable upon exercise of the Representative’s Warrant have not been sold.

The Company’s officers, directors, and certain stockholders who, prior to the IPO, held shares of Class B Common Stock or the Class A Common Stock, have agreed, subject to certain exceptions, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any shares of Class A Common Stock or Class B Common Stock or other securities convertible into or exercisable or exchangeable for shares of Class A Common Stock or Class B Common Stock for a period of 6 months, 9 months or 12 months, as applicable, without the prior written consent of Boustead.

A copy of each of the Underwriting Agreement and the Representative’s Warrant is filed as Exhibit 10.24 and Exhibit 4.5 to this Annual Report, respectively, and the description above is qualified in its entirety by reference to each such exhibit.

As of December 31, 2022, we had used none of the proceeds from the IPO because the proceeds from the IPO were not received until February 7, 2023.

As of the date of this report, none of the proceeds from the IPO were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering

There has not been, and we do not expect, any material change in the planned use of proceeds from the IPO as described in the Registration Statement.

Management Agreements

Under the employment letter agreement between the Company and the Company’s Chief Executive Officer and President, Arshia Sarkhani, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the IPO on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Sarkhani an annual salary of $240,000 and an initial cash bonus of $10,000. Mr. Sarkhani will be eligible to receive an annual cash bonus as determined by the board of directors of the Company. Pursuant to the employment letter agreement, following the closing of the IPO, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Sarkhani granting restricted stock under the Plan in the amount of 200,000 shares of Class B Common Stock to vest equally over three years on each anniversary of the agreement. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Sarkhani will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Sarkhani, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

Under the employment letter agreement between the Company and the Company’s Chief Experience Officer, Derek Dunlop, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the IPO on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Dunlop an annual salary of $220,000 and an initial cash bonus of $10,000. Mr. Dunlop will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the employment letter agreement, following the closing of the IPO, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Dunlop granting restricted stock under the Plan in the amount of 225,500 shares of Class B Common Stock to vest equally over three years on each anniversary of the agreement. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Dunlop will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Dunlop, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

Under the employment letter agreement between the Company and the Company’s Chief Financial Officer, Treasurer and Secretary, Matthew Krueger, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the IPO on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Krueger an annual salary of $180,000 and an initial cash bonus of $25,000. Mr. Krueger will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the employment letter agreement, following the closing of the IPO, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Krueger granting restricted stock under the Plan in the amount of 198,000 shares of Class B Common Stock to vest equally over three years on each anniversary of the agreement. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Krueger will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Krueger, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

Each of the above employment letter agreements may be terminated by the Company only for “cause”. “Cause” is defined as (a) conviction of or plea of guilty or nolo contendere to a felony under the laws of the United States or any state thereof; (b) commission of fraud or embezzlement on the Company or any of its subsidiaries; (c) willful act or omission which results in an assessment of a civil or criminal penalty against the Company or any of its subsidiaries that causes material financial or reputational harm to the Company or any of its subsidiaries; (d) any intentional act of dishonesty resulting or intending to result in personal gain or enrichment at the expense of the Company or any of its subsidiaries; (e) a violation by of law (whether statutory, regulatory or common law), causing a material financial harm or material reputational harm to the Company or any of its subsidiaries; (f) a material violation of the Company’s (or any of its subsidiaries’) bona fide, written equal employment opportunity, antidiscrimination, anti-harassment, or anti-retaliation policies; (g) material breach of this agreement; (h) the consistent abuse of alcohol, prescription drugs or controlled substances, which interferes with the performance of the officer’s duties to the Company; (i) failure to execute the duties and responsibilities of the officer position which the officer holds; (j) a breach or default of the officer’s obligations to the Company or under the agreement; or (k) excessive absenteeism other than for reasons of illness. Each officer may terminate such officer’s employment letter agreement at will.

In addition, the term of, and compensation provided under, each of the employment letter agreements with the Company’s Chief Marketing Officer, Jackson Fairbanks, Executive Vice-Chairman, Kyle Fairbanks, Chief Operating Officer, and Arman Sarkhani, and the consulting agreement with the Company’s Executive Chairman, Michael Gaubert, commenced upon the closing of the IPO.

See “Item 11. Executive Compensation – Executive Employment and Consulting Agreements” and “Item 11. Executive Compensation – 2022 Equity Incentive Plan” for important related disclosures.

Results of Operations

The following table summarizes our results of operations for the fiscal years ended December 31, 2022 and 2021.

	Year Ended
Consolidated Operations Data	December 31, 2022	December 31, 2021
Revenues	$343,106	$829,618

Operating expenses
Contract labor	155,232	160,251
General and administrative	462,971	119,369
Management compensation	370,158	535,127
Total operating expenses	988,361	814,747

Income (loss) from operations	(645,255)	14,871

Net income (loss)	$(645,255)	$14,871

Revenues. Our revenues decreased 58.6% to approximately $0.8 million for the fiscal year ended December 31, 2022 from approximately $0.8 million for the fiscal year ended December 31, 2021. This decrease was primarily due to a decrease in subscription revenue as a result of a decrease in the number of paying subscribers to 622 for the fiscal year ended December 31, 2022 from 8,694 for the fiscal year ended December 31, 2021. There was no material difference in the Company’s subscription pricing structure between these periods. During the fiscal year ended December 31, 2021, COVID-19-related social and economic restrictions, the relative unavailability of vaccines and vaccine hesitancy, particularly for members of Generation Z, and the emergence of interest in meme stocks and other market developments resulted in more use of online services like Discord in general, and increased interest from members of Generation Z in services like ours in particular. Conversely, during the nine months ended fiscal year ended December 31, 2022, the relaxation of COVID-19-related restrictions on social and work life and the wide availability of COVID-19 vaccines for most individuals reduced interest in online use of Discord and services like ours. As a result, we experienced a decrease in subscriptions and related revenues.

Operating Expenses. Our total operating expenses increased 21.3% to approximately $1.0 million for the fiscal year ended December 31, 2022 from approximately $0.8 million for the fiscal year ended December 31, 2021. This increase was primarily due to an increase in costs associated with the IPO.

Income (Loss) From Operations. Our loss from operations of approximately $0.6 million for the fiscal year ended December 31, 2022 was a change from income from operations of $14,871 for the fiscal year ended December 31, 2021. This decrease was primarily due to a decrease in subscription revenue and an increase in costs associated with the IPO.

Net Income (Loss). Our net loss of approximately $0.6 million for the fiscal year ended December 31, 2022 was a change from net income of $14,871 for the fiscal year ended December 31, 2021. This change was primarily due to a decrease in subscription revenue and an increase in costs associated with the IPO.

Liquidity and Capital Resources

As of December 31, 2022 and December 31, 2021, we had cash consisting of $137,177 and $33,731, respectively. To date, we have financed our operations primarily through contributed capital and sales of our services. In June 2022 and October 2022 we raised a total of $750,000 in gross proceeds from private placements of shares of common stock, before fees and expenses, and in February 2023 we raised approximately $6.6 million in net proceeds from the IPO. We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for both the fiscal year ended December 31, 2023 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $627,118 at December 31, 2022 and a net loss of $645,255 during the year ended December 31, 2022. However, in February 2023, the Company completed an equity offering which generated net proceeds of $6.6 million. Consequently, the Company’s existing cash resources and the cash received from the equity offering are expected to provide sufficient funds to carry out the Company’s planned operations through the next 12 months.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through public offerings, private equity offerings, debt financings, and government or other third-party funding. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.

However, the sale of additional equity securities could result in dilution to the Company’s stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict the Company’s operations. Financing may not be available in amounts or on terms acceptable to the Company, if at all. Any failure by the Company to raise additional funds on terms favorable to the Company, or at all, could limit the Company’s ability to expand the Company’s business operations and could harm the Company’s overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the periods presented:

	Years Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$(602,829)	$23,370
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	706,275	-
Net change in cash	103,446	23,370
Cash at beginning of period	33,731	10,361
Cash at end of period	$137,177	$33,731

Net cash provided by operating activities was $23,370 for the year ended December 31, 2021, as compared to net cash used in operating activities of $602,829 for the year ended December 31, 2022. The change was primarily due to an increase in costs associated with the IPO.

We had no net cash provided by or used in investing activities for the years ended December 31, 2022 and 2021.

Net cash provided by financing activities was $706,275 for the year ended December 31, 2022, as compared to no net cash provided by or used in financing activities for the year ended December 31, 2021. The change was primarily due to the issuance of Class B Common Stock to unaffiliated investors.

Contractual Obligations

During the fiscal years ended December 31, 2022 and 2021, we had no significant cash requirements for capital expenditures or other cash needs under any contractual or other obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included with this report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. We believe our most critical accounting policies and estimates relate to the following:

Revenue Recognition

The Company recognizes revenue utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

Subscriptions

Subscription revenue is related to a single performance obligation that is recognized over time when earned. Subscriptions are paid in advance and can be purchased on a monthly, quarterly, or annual basis. Any quarterly or annual subscription revenue is recognized as a contract liability expensed over the contracted service period.

Marketing

Revenue related to marketing campaign contracts with customers are normally of a short duration, typically less than two (2) weeks.

AE.360.DDM Contracts

Revenue related to AE.360.DDM contracts with customers are normally of a short duration, typically less than one (1) week.

Income Taxes

As described in more detail in “Item 1. Business – Corporate Structure and History – Formation and Merger into Asset Entities Inc.”, the business now conducted by the Company was operated as a partnership from August 1, 2020 until October 19, 2020, when it was reorganized as a limited liability company, or LLC, and that LLC was merged into the Company on March 28, 2022. Prior to that date, the partnership and the subsequent LLC were not subject to federal income tax and all income, deductions, gains and losses were attributed to the partners or members. Consequently, no provision was made for federal income taxes payable in respect of the year ended December 31, 2021.

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2022 or December 31, 2021.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. For public entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the Company which is a smaller reporting company, ASU No. 2019-10 extends the effective dates for two years. The Company will adopt this standard beginning January 1, 2023. The Company is currently evaluating the effect of the adoption of this standard on the consolidated financial statements and related disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2022. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2022 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Derek Dunlop	52	Chief Experience Officer
Michael Gaubert	56	Executive Chairman and Director
Arshia Sarkhani	26	Chief Executive Officer, President and Director
Matthew Krueger	37	Chief Financial Officer, Treasurer and Secretary
Jackson Fairbanks	21	Chief Marketing Officer
Arman Sarkhani	22	Chief Operating Officer
Kyle Fairbanks	25	Executive Vice-Chairman and Director
Richard A. Burton	57	Director
John A. Jack II	55	Director
Scott K. McDonald	69	Director
Brian Regli	53	Director

Derek Dunlop has served as our Chief Experience Officer since September 2021. From April 2020 to January 2022, Mr. Dunlop also provided consulting services through his business Digital Punk LLC. From June 2017 to April 2020, Mr. Dunlop was an executive officer and co-founder of games developer AuGames. From November 2013 to May 2017, Mr. Dunlop worked on software development at Projekt202 as a project developer. Mr. Dunlop has worked in the innovation, design, and consulting industry for over 20 years, designing, developing and presenting ideas and solutions for global companies. These solutions include the creation of new dynamic business models and new strategic directions to a variety of companies and industries. As a Practice Leader and Media, Retail and Digital Strategist at Dell EMC (formerly EMC Corporation) from September 2009 to November 2013, Mr. Dunlop managed teams that worked on the cutting edge of “cloud-enabled” application development, big data analytics and next-generation employee portal platforms, with a focus on solution envisioning and customer pre-sales together with DevOps, platform-as-a-service, real-time analytics, application modernization and portal platforms. In addition, from September 2009 to November 2013, Mr. Dunlop worked on strategic development for James Cameron’s Lightstorm Entertainment and for digital visual effects company WETA Digital, founded by Peter Jackson. As a Strategic Digital Media Consultant for EMC Consulting Group Inc., from October 2006 to September 2009, Mr. Dunlop worked with technical blueprints and corporate DNA infrastructure; developed business plans and sales strategies for UK and global companies; managed solutions, concepts, training, and go to market propositions for sales teams; managed and delivered white papers, press articles, and press releases; and acted as a company spokesperson As Head of Media and Technology Worldwide at Virgin Entertainment from June 1992 to October 2006, Mr. Dunlop managed multimillion Euro stores and projects across 132 retail stores in the UK and Ireland as well as more than 200 stores around the world. Based on this experience, Mr. Dunlop has an expert understanding of consumer-facing technology and media delivery platforms across multiple network applications and what it takes to deliver a new commercial, technical and strategic direction for a company. Mr. Dunlop received his Bachelor’s degree in Electronic and Electrical Engineering from Robert Gordon University.

Michael Gaubert has served as our Executive Chairman since January 2022 and as our General Counsel since September 2021. Mr. Gaubert has been a licensed attorney for 28 years. Since July 2016, Mr. Gaubert has been the President of Gaubert Law Group, PC, where he provides legal services to his clients. Prior to establishing Gaubert Law Group, PC, from March 2015 to July 2016, Mr. Gaubert was a partner at the national law firm of Lewis Brisbois Bisgaard & Smith, LLP, ranked in the top 20 largest law firms in the country. Since August 2017, Mr. Gaubert has been a manager of the rideshare company Get It Holdings, LLC. From February 2015 to December 2017, Mr. Gaubert was the chairman and chief executive officer of Get Me, LLC, a rideshare/delivery software app operator, and he resumed the position of chairman in April 2018. Mr. Gaubert has litigation and trial experience working on complex cases in a variety of areas relating to management contracts, termination agreements, loan agreements, real estate sale and purchase contracts, and various other agreements. Mr. Gaubert has represented large real estate companies, hotel owners and operators, including, publicly- and privately-held businesses, in litigation in multiple U.S. states. Mr. Gaubert represents clients in complex commercial and business litigation, business and real estate, and other transactions. Mr. Gaubert’s areas of practice include general contract, business torts, real estate litigation and transactions, hotel and hospitality law, construction contracts and litigation, personal services contracts, consulting agreements, bankruptcy litigation, intellectual property, e-commerce and Internet-related issues, and certain aspects of entertainment law and related disputes. Mr. Gaubert is admitted to practice law in all of the Courts of the State of Texas, the United States District Court for the Northern District of Texas, the United States District Court for the Eastern District of Texas, the United States Court of Appeals for the Third Circuit, and the United States Court of Appeals for the Fifth Circuit. Mr. Gaubert received his JD from Georgetown University Law Center and his Bachelor’s degree in History with a minor in Business Administration and African American Studies from Southern Methodist University.

Arshia Sarkhani is a co-founder of Asset Entities, and has served as our Chief Executive Officer and a director since September 2021 and President since March 2022. Mr. Sarkhani was our Head of Monetization from August 2020, when we began our operations as a general partnership, until September 2021. Since April 2020 and July 2020, Mr. Sarkhani has also been sole owner and chief executive officer of Sarkhani Inc. and Shiazon Inc., respectively. Before co-founding Asset Entities, Mr. Sarkhani actively invested and developed a social media following which he and his co-founders utilized when starting Asset Entities. From May 2019 to September 2020, Mr. Sarkhani was a legal intern at The RDM Legal Group. From September 2015 to May 2018, Mr. Sarkhani attended the University of California, Merced, and subsequently, from September 2018 to May 2019, Grossmont Community College. From September 2019 to May 2021, Mr. Sarkhani attended San Diego State University where he received his Bachelor’s degree in Humanities. We believe that Mr. Sarkhani is qualified to serve on our board of directors as a co-founder with deep knowledge of Asset Entities.

Matthew Krueger has served as our Chief Financial Officer since September 2021 and became Secretary and Treasurer in March 2022. Since December 2018, Mr. Krueger has been the manager and chief executive officer of his consulting company Xcelerated Consulting, LLC where he provides business and management services to clients in the technology, oil and gas, and real estate industry. From March 2015 to December 2018, Mr. Krueger was the director of finance at Get Me, LLC. From 2010 to 2015, he had roles as the director of finance, controller, and assistant controller at Technology Resource Center of America, LLC. Mr. Krueger received his Bachelor’s degree in Business Administration, with a minor in Accounting, summa cum laude, from Finlandia University. Mr. Krueger holds a Texas CPA license.

Jackson Fairbanks is a co-founder of Asset Entities, and has served as our Chief Marketing Officer since we began our operations as a general partnership in August 2020. Before co-founding Asset Entities, Mr. Fairbanks actively invested and developed a social media following which he and his co-founders utilized when starting Asset Entities. From August 2019 to May 2020, Mr. Fairbanks attended San Diego State University. From September 2018 to August 2019, Mr. Fairbanks worked as an instructional aide for the Humboldt County Office of Education. In May 2019, Mr. Fairbanks graduated from Fortuna Union High School.

Arman Sarkhani is a co-founder of Asset Entities, and has served as our Chief Operating Officer since January 2022. Before co-founding Asset Entities, Mr. Sarkhani actively invested and developed a social media following which he and his co-founders utilized when starting Asset Entities. From October 2019 to November 2020, Mr. Sarkhani was a tutor with AVID, a nonprofit educational service, at Mount Carmel High School. From August 2018 to May 2021, Mr. Sarkhani attended Miramar Community College. Mr. Sarkhani has been attending University of California – San Diego since September 2021, and expects to earn a Bachelor’s degree in Marketing and Marketing Management in May 2024.

Kyle Fairbanks is a co-founder of Asset Entities, and has served as our Executive Vice-Chairman since January 2022. Mr. Fairbanks was our Executive Chairman from August 2020, when we began our operations as a general partnership, until January 2022. Before co-founding Asset Entities, Mr. Fairbanks actively invested and developed a social media following which he and his co-founders utilized when starting Asset Entities. From December 2019 to December 2020, Mr. Fairbanks worked as a certified personal trainer with Associated Students, a student-led nonprofit auxiliary of California State University, Chico. From September 2017 to May 2018, Mr. Fairbanks worked as a part-time instructional aide at the Humboldt County Office of Education Juvenile Hall Court. From September to October 2019, Mr. Fairbanks worked as a dining hall student-employee at California State University, Chico. Mr. Fairbanks received his Bachelor’s degree in Business Administration and Management from California State University, Chico in May 2020. We believe that Mr. Fairbanks is qualified to serve on our board of directors as a co-founder with deep knowledge of Asset Entities.

Richard A. Burton became a member of our board of directors in February 2023. Mr. Burton is also the chairman of our compensation committee and a member of our audit committee and nominating and corporate governance committee. Mr. Burton is licensed to practice law in Texas. Since 2009, Mr. Burton has served as general counsel and executive vice president for Landmark Management Group, LLC. As part of his duties, he manages the corporate and regulatory affairs of companies in the financial services industry, in addition to managing the human resources department and acting as the company’s spokesperson. From 1996 to 2008, Mr. Burton was general counsel and executive vice president for Marketing Investors Corporation, Inc. where he managed the corporate and litigation affairs of businesses operating in the real estate, apparel, direct to consumer sales and restaurant industries. Mr. Burton has been a director on several boards over the years, including CreditAssociates, LLC, CID Resources, Inc. and BayLab USA, LLC. Mr. Burton received his JD from the Albany Law School of Union University and his Bachelor’s degree in Finance and Economics from State University of New York at Albany. We believe that Mr. Burton is qualified to serve on our board of directors due to his extensive legal career and board of director experience.

John A. Jack II became a member of our board of directors in February 2023. Mr. Jack is an attorney licensed to practice law in Florida. Mr. Jack is also a member of our compensation committee and nominating and corporate governance committee. Since 1998, Mr. Jack has been an Allstate Insurance Agent with offices in Boca Raton and Delray Beach, Florida. Throughout this time, these offices have won numerous awards from Allstate, including the Honor Ring for six years, Circle of Champions Award for three years, Inner Circle Elite Award for two years and the National Conference Award for one year. Mr. Jack served on the Advent Lutheran School Board from 2012 to 2016, and is currently serving on the Advent Luther Church Executive Committee. Mr. Jack received his JD from Georgetown University Law Center and his Bachelor’s degree in Communication and Economics from the University of Miami. Mr. Jack played Division 1 College football for the famed Miami Hurricanes from 1985 to 1989 winning a national championship under the nationally known former coach, Jimmy Johnson, before attending law school at Georgetown. We believe that Mr. Jack is qualified to serve on our board of directors due to his record of business team management and successes.

Scott K. McDonald became a member of our board of directors in February 2023. Mr. McDonald is also the chairman of our nominating and corporate governance committee and a member of our audit committee. Mr. McDonald is licensed to practice law in Texas. Over the course of the four decades Mr. McDonald has been practicing law, he has represented buyers and sellers of real property and lenders in a variety of transactions, including clients who buy, sell and develop unimproved real property and who buy and sell improved property such as multifamily projects, retail projects and office buildings. Mr. McDonald has also been lender’s counsel for banks, savings and loans and private lenders. From 2001 to 2007, and again from 2019 to present, Mr. McDonald has served on the Planning and Zoning Commission for the City of DeSoto. Mr. McDonald received his JD from the University of Texas and his Bachelor’s degree in Political Science and Mathematics from Southern Methodist University. We believe that Mr. McDonald is qualified to serve on our board of directors due to his extensive legal career and commission experience.

Brian Regli became a member of our board of directors in February 2023. Mr. Regli is also the chairman of our audit committee and a member of our compensation committee. Since 2012, Mr. Regli has been the chief executive officer of Revere Suburban Realty. Mr. Regli has also been the chief financial officer of DVNC LLC since 2020. From 2006 to 2012, Mr. Regli was the chief executive officer of Drakontas LLC, from which he transitioned to being the Director of Commerce for Montgomery County, Pennsylvania from 2012 to 2014 during which time he was also the Executive Director for Montgomery County Industrial Development Authority. Mr. Regli has been on many boards and committees over the years, including being a member of the Board of Trustees for Gwynedd Mercy University since 2020 and a director on the Cheltenham Township Community Development Corporation since 2017. Mr. Regli received his Ph.D. and Master’s degree in Comparative Politics and International Economic Development from The Fletcher School of Law and Diplomacy, Tufts University, and his Bachelor’s degree in Philosophy and Government from Georgetown University. We believe that Mr. Regli is qualified to serve on our board of directors due to his long record of executive and board experience.

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee or officer.

Family Relationships

Arman Sarkhani, who is our Chief Operating Officer, and Arshia Sarkhani, who is our Chief Executive Officer and President and a director, are brothers. Jackson Fairbanks, who is our Chief Marketing Officer, and Kyle Fairbanks, who is our Executive Vice-Chairman, are brothers. Michael Gaubert, who is our Executive Chairman, and Brian Regli, who is a nominee for our board of directors, are cousins. There are no other family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

Our board established the Company’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, each with its own charter approved by the board. Each committee’s charter is also available on our website at https://www.assetentities.com/.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

For further related discussion, see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Director Independence – Committees of the Board of Directors”.

Audit Committee Members

Brian Regli, Richard Burton, and Scott McDonald, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on our audit committee, with Mr. Regli serving as the chairman. Our Board has determined that Mr. Regli qualifies as an “audit committee financial expert.”

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such Code of Ethics and Business Conduct addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

The full text of the Code of Ethics and Business Conduct is attached as Exhibit 14.1 to this Annual Report and posted on our website at https://www.assetentities.com/. Any waiver of the Code of Ethics and Business Conduct for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Ethics and Business Conduct, or waivers from our Code of Ethics and Business Conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Ethics and Business Conduct for our other executive officers and our directors on our website. A copy of our Code of Ethics and Business Conduct will also be provided free of charge upon request to: Secretary, Asset Entities Inc., 100 Crescent Ct, 7th Floor, Dallas, TX 75201.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We were not subject to Section 16(a) of the Exchange Act during the year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2022 and 2021

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Arshia Sarkhani,	2022	-	-	-	-	47,500	47,500
Chief Executive Officer and President	2021	-	-	-	-	48,975	48,975
Derek Dunlop,	2022	-	-	-	-	104,316	104,316
Chief Experience Officer	2021	-	-	-	-	10,000	10,000

(1)	All other compensation consisted of consulting fees.

Executive Employment and Consulting Agreements

Under the employment letter agreement between the Company and the Company’s Chief Executive Officer and President, Arshia Sarkhani, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the IPO on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Sarkhani an annual salary of $240,000 and an initial cash bonus of $10,000. Mr. Sarkhani will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the employment letter agreement, following the closing of the IPO, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Sarkhani granting restricted stock under the Plan in the amount of 200,000 shares of Class B Common Stock to vest equally over three years on each anniversary of the agreement. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Sarkhani will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Sarkhani, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

Under the employment letter agreement between the Company and the Company’s Chief Experience Officer, Derek Dunlop, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the IPO on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Dunlop an annual salary of $220,000 and an initial cash bonus of $10,000. Mr. Dunlop will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the employment letter agreement, following the closing of the IPO, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Dunlop granting restricted stock under the Plan in the amount of 225,500 shares of Class B Common Stock to vest equally over three years on each anniversary of the agreement. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Dunlop will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Dunlop, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

Under the employment letter agreement between the Company and the Company’s Chief Financial Officer, Treasurer and Secretary, Matthew Krueger, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the IPO on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Krueger an annual salary of $180,000 and an initial cash bonus of $25,000. Mr. Krueger will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the employment letter agreement, following the closing of the IPO, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Krueger granting restricted stock under the Plan in the amount of 198,000 shares of Class B Common Stock to vest equally over three years on each anniversary of the agreement. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Krueger will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Krueger, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

Under the employment letter agreement between the Company and the Company’s Executive Vice-Chairman, Kyle Fairbanks, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the IPO on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Fairbanks an annual salary of $240,000 and an initial cash bonus of $10,000. Mr. Fairbanks will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the employment letter agreement, following the closing of the IPO, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Fairbanks granting restricted stock under the Plan in the amount of 200,000 shares of Class B Common Stock to vest equally over three years on each anniversary of the agreement. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Fairbanks will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Fairbanks, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

Under the employment letter agreement between the Company and the Company’s Chief Marketing Officer, Jackson Fairbanks, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the IPO on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Fairbanks an annual salary of $125,000 and an initial cash bonus of $10,000. Mr. Fairbanks will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the employment letter agreement, following the closing of the IPO, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Fairbanks granting restricted stock under the Plan in the amount of 163,000 shares of Class B Common Stock to vest equally over three years on each anniversary of the agreement. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Fairbanks will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Fairbanks, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

Under the employment letter agreement between the Company and the Company’s Chief Operating Officer, Arman Sarkhani, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the IPO on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Sarkhani an annual salary of $125,000 and an initial cash bonus of $10,000. Mr. Sarkhani will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the employment letter agreement, following the closing of the IPO, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Sarkhani granting restricted stock under the Plan in the amount of 163,000 shares of Class B Common Stock to vest equally over three years on each anniversary of the agreement. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Sarkhani will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Sarkhani, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

Each of the above employment letter agreements may be terminated by the Company only for “cause”. “Cause” is defined as (a) conviction of or plea of guilty or nolo contendere to a felony under the laws of the United States or any state thereof; (b) commission of fraud or embezzlement on the Company or any of its subsidiaries; (c) willful act or omission which results in an assessment of a civil or criminal penalty against the Company or any of its subsidiaries that causes material financial or reputational harm to the Company or any of its subsidiaries; (d) any intentional act of dishonesty resulting or intending to result in personal gain or enrichment at the expense of the Company or any of its subsidiaries; (e) a violation by of law (whether statutory, regulatory or common law), causing a material financial harm or material reputational harm to the Company or any of its subsidiaries; (f) a material violation of the Company’s (or any of its subsidiaries’) bona fide, written equal employment opportunity, antidiscrimination, anti-harassment, or anti-retaliation policies; (g) material breach of this agreement; (h) the consistent abuse of alcohol, prescription drugs or controlled substances, which interferes with the performance of the officer’s duties to the Company; (i) failure to execute the duties and responsibilities of the officer position which the officer holds; (j) a breach or default of the officer’s obligations to the Company or under the agreement; or (k) excessive absenteeism other than for reasons of illness. Each officer may terminate such officer’s employment letter agreement at will.

Under the consulting letter agreement between the Company and the Company’s Executive Chairman, Michael Gaubert, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the IPO on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Gaubert an annual salary of $240,000 and an initial cash bonus of $50,000. Mr. Gaubert will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the consulting letter agreement, following the closing of the IPO, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Gaubert granting restricted stock under the Plan in the amount of 225,500 shares of Class B Common Stock to vest equally over three years on each anniversary of the agreement. Upon a change of control of the Company, all of the shares will vest immediately. Under the consulting letter agreement, Mr. Gaubert will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The consulting letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Gaubert, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement. The consulting letter agreement can be terminated by either party upon 30 days’ advance written notice.

A copy of each employment letter agreement with each of Mr. Arshia Sarkhani, Mr. Dunlop, Mr. Krueger, Mr. Kyle Fairbanks, Mr. Jackson Fairbanks, and Mr. Arman Sarkhani is filed as Exhibit 10.1, Exhibit 10.2, Exhibit 10.3, Exhibit 10.4, Exhibit 10.5, and Exhibit 10.6 to this Annual Report, respectively; a copy of the consulting agreement with Mr. Gaubert is filed as Exhibit 10.7, to this Annual Report; a copy of the Plan is filed as Exhibit 10.16 to this Annual Report; the form of restricted stock award agreement for the Plan is filed as Exhibit 10.18 to this Annual Report; and the form of indemnification agreement with each officer or director is filed as Exhibit 10.15 to this Annual Report. The description above is qualified in its entirety by reference to each respective exhibit.

Outstanding Equity Awards at Fiscal Year-End

No executive officer named above had any unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2022.

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or other retirement benefits.

Potential Payments Upon Termination or Change in Control

See “—Executive Employment and Consulting Agreements” above.

Director Compensation

None of the directors of the Company received compensation for their service as a director during the fiscal year ended December 31, 2022.

Under the Independent Director Agreement between us and each of our independent directors, each independent director will receive an annual cash fee and an initial award of restricted common stock. We will pay the annual cash compensation fee to each independent director in four equal installments no later than the fifth business day of each calendar quarter commencing in the quarter following the date of the director’s appointment. Each of the independent directors was automatically appointed pursuant to the effectiveness of the Registration Statement on February 2, 2023. As such, cash fee payments under each Independent Director Agreement will begin in the second quarter of 2023. The cash fee to be paid to each independent director will be $49,000 as to Mr. Richard Burton, $40,000 as to Mr. John Jack, $49,000 as to Mr. Scott McDonald, and $49,000 as to Mr. Brian Regli. In addition, under their agreements, 9,000 restricted shares of common stock were awarded to each independent director following each director’s appointment. The restricted stock vests in four (4) equal quarterly installments commencing in the quarter following the date of the director’s appointment. We will also reimburse each independent director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the director’s duties for us. As also required under each Independent Director Agreement, we have separately entered into a standard indemnification agreement with each of our directors, the term of which began on the date of the director’s appointment.

A copy of each Independent Director Agreement is attached hereto as Exhibit 10.11, Exhibit 10.12, Exhibit 10.13, and Exhibit 10.14 to this Annual Report, respectively, and the above description of their terms is qualified in its entirety by reference to such exhibits.

2022 Equity Incentive Plan

On May 2, 2022, our board of directors approved, and our majority stockholders ratified, the Asset Entities Inc. 2022 Equity Incentive Plan.

Purpose of the Plan: The purpose of the Plan is to advance our interests and the interests of our stockholders by providing an incentive to attract, retain and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability. The maximum number of shares of Class B Common Stock that may be issued pursuant to awards granted under the Plan is 2,750,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. As of March 31, 2023, we have not granted any stock options under the Plan and 1,339,000 shares remain available for issuance under the Plan. We granted awards for a total of 1,411,000 restricted shares of common stock under the Plan upon the consummation of the IPO. We intend that awards granted under the Plan be exempt from or comply with Section 409A of the Code (including any amendments or replacements of such section), and the Plan shall be so construed.

The following summary briefly describes the principal features of the Plan and is qualified in its entirety by reference to the full text of the Plan, a copy of which is attached to this Annual Report as Exhibit 10.16.

Awards that may be granted include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of the Class B Common Stock and the award holder’s continuing service with the Company.

Stock options give the option holder the right to acquire from us a designated number of shares of Class B Common Stock at a purchase price that is fixed upon the grant of the option. The exercise price generally will not be less than the market price of the Class B Common Stock on the date of grant. Stock options granted may be either tax-qualified stock options (so-called “incentive stock options”) or non-qualified stock options.

Stock appreciation rights, or SARs, may be granted alone or in tandem with options, and have an economic value similar to that of options. When a SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the fair market value of the shares on the date of exercise and the exercise price of the shares under the SAR. The exercise price for SARs is normally the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment — the appreciation value — either in cash or shares of Class B Common Stock valued at the fair market value on the date of exercise. The form of payment will be determined by the Compensation Committee of the board of directors.

Restricted awards are awards of shares of Class B Common Stock or rights to shares of Class B Common Stock to participants at no cost. Restricted stock awards represent issued and outstanding shares of Class B Common Stock which may be subject to vesting criteria under the terms of the award within the discretion of the Compensation Committee. Restricted stock units represent the right to receive shares of Class B Common Stock which may be subject to satisfaction of vesting criteria under the terms of the award within the discretion of the Compensation Committee. Restricted stock and the rights under restricted stock units are forfeitable and non-transferable until they vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

The Plan also provides for performance compensation awards, representing the right to receive a payment, which may be in the form of cash, shares of Class B Common Stock, or a combination, based on the attainment of pre-established goals.

All of the permissible types of awards under the Plan are described in more detail as follows:

Purposes of Plan:    The purposes of the Plan are (a) to enable the Company and any affiliate company to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long-term success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business.

Administration of the Plan:    The Plan is administered by the Compensation Committee. Among other things, the Compensation Committee has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The Compensation Committee has authority to establish, amend and rescind rules and regulations relating to the Plan.

Eligible Recipients:    Persons eligible to receive awards under the Plan are employees (including officers or directors who are also treated as employees); consultants, i.e., persons engaged to provide consulting or advisory services to the Company; and directors.

Shares Available Under the Plan:    The maximum number of shares of our Class B Common Stock that may be delivered to participants under the Plan is 2,750,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the Plan which is canceled, forfeited or expires again become available for grants under the Plan.

Stock Options:

General. Subject to the provisions of the Plan, the Compensation Committee has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the Compensation Committee may determine.

Option Price. The exercise price for stock options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of grant. As a matter of tax law, the exercise price for any incentive stock option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive stock option grants to any person owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions of the option agreement as established by the Compensation Committee at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the Compensation Committee, by actual or constructive delivery of shares of Class B Common Stock based upon the fair market value of the shares on the date of exercise.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the Compensation Committee at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with the Company or an affiliate company terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the Compensation Committee and reflected in the grant evidencing the award.

Incentive and Non-Qualified Options. As described elsewhere in this summary, an incentive stock option is an option that is intended to qualify under certain provisions of the U.S. Internal Revenue Code of 1986, as amended, or the Code, for more favorable tax treatment than applies to non-qualified stock options. Only employees may be granted incentive stock options. Any option that does not qualify as an incentive stock option will be a non-qualified stock option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive stock option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive stock options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights:    Awards of SARs may be granted alone or in tandem with stock options. SARs provide the holder with the right, upon exercise, to receive a payment, in cash or shares of stock, having a value equal to the excess of the fair market value on the exercise date of the shares covered by the award over the exercise price of those shares. Essentially, a holder of a SAR benefits when the market price of the Class B Common Stock increases, to the same extent that the holder of an option does, but, unlike an option holder, the SAR holder need not pay an exercise price upon exercise of the award.

Restricted Stock Awards. A restricted stock award is a grant of shares of Class B Common Stock. These awards may be subject to such vesting conditions, restrictions and contingencies as the Compensation Committee shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals. Restricted stock is forfeitable and generally non-transferable until it vests. The vesting date or dates and other conditions for vesting are established when the shares are awarded. The Compensation Committee may remove any vesting or other restrictions from restricted stock whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of grant, such action is appropriate. Holders of restricted stock otherwise generally have the rights of stockholders of the Company, including voting and dividend rights, to the same extent as other stockholders of the Company.

Restricted Stock Units. A restricted stock unit is a right to receive stock on a future date, at which time the restricted stock unit will be settled and the stock to which it granted rights will be issued to the restricted stock unit holder.  These awards may be subject to such vesting conditions, restrictions and contingencies as the Compensation Committee shall determine at the date of grant. Restricted stock units are forfeitable and generally non-transferable until they vest. The Compensation Committee may remove any vesting or other restrictions from a restricted stock unit whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of grant, such action is appropriate. A restricted stock unit holder has no rights as a stockholder. The Compensation Committee may exercise discretion to credit a restricted stock unit with cash and stock dividends, with or without interest, and distribute such credited amounts upon settlement of a restricted stock unit, and if the restricted stock unit is forfeited, such dividend equivalents will also be forfeited.

Performance Share Awards and Performance Compensation Awards:    The Compensation Committee may grant performance share awards and performance compensation awards. A performance share means the grant of a right to receive a number of actual shares of Class B Common Stock or share units based upon the performance of the Company during a performance period, as determined by the Compensation Committee. The Compensation Committee may determine the number of shares subject to the performance share award, the performance period, the conditions to be satisfied to earn an award, and the other terms, conditions and restrictions of the award. No payout of a performance share award will be made except upon written certification by the Compensation Committee that the minimum threshold performance goal(s) have been achieved.

The Compensation Committee may also designate any of the other awards described above as a performance compensation award (other than stock options and SARs granted with an exercise price equal to or greater than the fair market value per share of Class B Common Stock on the grant date). In addition, the Compensation Committee shall have the authority to make an award of a cash bonus to any participant and designate such award as a performance compensation award. The participant must be employed by the Company on the last day of the performance period to be eligible for payment in respect of a performance compensation award unless otherwise provided in the applicable award agreement. A performance compensation award will be paid only to the extent that the Compensation Committee certifies in writing whether and the extent to which the applicable performance goals for the performance period have been achieved and the applicable performance formula determines that the performance compensation award has been earned. A performance formula means, for a performance period, the one or more objective formulas applied against the relevant performance goal to determine, with regard to the performance compensation award of a particular participant, whether all, some portion but less than all, or none of the performance compensation award has been earned for the performance period. The Compensation Committee will not have the discretion to grant or provide payment in respect of a performance compensation award for a performance period if the performance goals for such performance period have not been attained.

The Compensation Committee will establish performance goals for each performance compensation award based upon the performance criteria that it has selected. The performance criteria shall be based on the attainment of specific levels of performance of the Company and may include the following: (a) net earnings or net income (before or after taxes); (b) basic or diluted earnings per share (before or after taxes); (c) net revenue or net revenue growth; (d) gross revenue; (e) gross profit or gross profit growth; (f) net operating profit (before or after taxes); (g) return on assets, capital, invested capital, equity, or sales; (h) cash flow (including, but not limited to, operating cash flow, free cash flow, and cash flow return on capital); (i) earnings before or after taxes, interest, depreciation and/or amortization; (j) gross or operating margins; (k) improvements in capital structure; (l) budget and expense management; (m) productivity ratios; (n) economic value added or other value added measurements; (o) share price (including, but not limited to, growth measures and total stockholder return); (p) expense targets; (q) margins; (r) operating efficiency; (s) working capital targets; (t) enterprise value; (u) safety record; (v) completion of acquisitions or business expansion; (w) achieving research and development goals and milestones; (x) achieving product commercialization goals; and (y) other criteria as may be set by the Compensation Committee from time to time.

The Compensation Committee will also determine the performance period for the achievement of the performance goals under a performance compensation award. At any time during the first 90 days of a performance period (or such longer or shorter time period as the Compensation Committee shall determine) or at any time thereafter, in its sole and absolute discretion, to adjust or modify the calculation of a performance goal for such performance period in order to prevent the dilution or enlargement of the rights of participants based on the following events: (a) asset write-downs; (b) litigation or claim judgments or settlements; (c) the effect of changes in tax laws, accounting principles, or other laws or regulatory rules affecting reported results; (d) any reorganization and restructuring programs; (e) extraordinary nonrecurring items as described in Accounting Principles Board Opinion No. 30 (or any successor or pronouncement thereto) and/or in management’s discussion and analysis of financial condition and results of operations appearing in the Company’s annual report to stockholders for the applicable year; (f) acquisitions or divestitures; (g) any other specific unusual or nonrecurring events, or objectively determinable category thereof; (h) foreign exchange gains and losses; and (i) a change in the Company’s fiscal year.

Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of our company, as the Compensation Committee may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the Compensation Committee deems appropriate.

In determining the actual size of an individual performance compensation award, the Compensation Committee may reduce or eliminate the amount of the award through the use of negative discretion if, in its sole judgment, such reduction or elimination is appropriate. The Compensation Committee shall not have the discretion to (i) grant or provide payment in respect of performance compensation awards if the performance goals have not been attained or (ii) increase a performance compensation award above the maximum amount payable under the Plan.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the Compensation Committee. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the Compensation Committee to the number of shares covered by outstanding awards or to the exercise price of such awards. The Compensation Committee generally has the power to accelerate the exercise or vesting period of an award. The Compensation Committee is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting or payment of the value of the award in cash or stock. Except as otherwise determined by the Compensation Committee at the date of grant, awards will generally not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, to the extent provided by the terms of an award agreement and subject to the discretion of the Compensation Committee, a participant may satisfy any employee withholding tax requirements relating to the exercise or acquisition of Class B Common Stock under an award by tendering a cash payment authorizing the Company to withhold shares of Class B Common Stock otherwise issuable to the participant as a result of the exercise or acquisition of Class B Common Stock under the award (in addition to the Company’s right to withhold from any compensation paid to the participant by the Company). Our board has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment to the Plan will be made, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable securities exchange, or such alteration or amendment would change the number of shares available under the Plan or change the persons eligible for awards under the Plan. No amendment to an outstanding award made under the Plan that would adversely affect the award may be made without the consent of the holder of such award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2023, for (i) each of our named executive officers and directors; (ii) all of our executive officers and directors as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of any class of our outstanding voting securities. The following table assumes that the underwriters have not exercised the over-allotment option.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or any member of such group has the right to acquire within sixty (60) days of March 31, 2023. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 31, 2023 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, Asset Entities Inc., 100 Crescent Court, 7th Floor, Dallas, TX 75201.

	Amount of Class A Common Stock		Percent of Class A Common Stock (%)	Amount of Class B Common Stock		Percent of Class B Common Stock (%)	Total Voting Power(1)(2) (%)
Arshia Sarkhani, Chief Executive Officer, President and Director(3)	8,385,276		100.0	200,000		5.2	94.3
Derek Dunlop, Chief Experience Officer(4)	8,385,276		100.0	225,500		5.8	94.3
Kyle Fairbanks, Executive Vice-Chairman and Director(5)	8,385,276		100.0	200,000		5.2	94.3
Michael Gaubert, Executive Chairman and Director(6)	8,385,276		100.0	225,500		5.8	94.3
Richard A. Burton, Director	-		-	9,000		*	*
John A. Jack II, Director	-		-	9,000		*	*
Scott K. McDonald, Director	-		-	9,000		*	*
Brian Regli, Director	-		-	9,000		*	*
All directors and executive officers as a group (11 persons)	8,385,276	(7)	100.0	1,411,000		26.7	95.7
Asset Entities Holdings, LLC(8)	8,385,276		100.0	-		-	94.1
GTMC, LLC(9)	-		-	292,680		5.5	0.3
KD Holdings Group, LLC(10)	-		-	292,680		5.5	0.3
James Sheldon Fairbanks	-		-	300,000	(11)	5.7	0.3
Jennifer Joan Fairbanks	-		-	300,000	(12)	5.7	0.3
Elham Nejad	-		-	300,000	(13)	5.7	0.3
Kavous Sarkhani	-		-	300,000	(14)	5.7	0.3

*	This director held less than 1% of the outstanding shares of common stock as of March 31, 2023.

(1)	Based on 8,385,276 shares of Class A Common Stock and 5,275,724 shares of Class B Common Stock issued and outstanding as of March 31, 2023, respectively.

(2)	The holders of Class A Common Stock are entitled to ten (10) votes for each share of Class A Common Stock held of record, and the holders of Class B Common Stock are entitled to one (1) vote for each share of Class B Common Stock held of record, on all matters submitted to a vote of the stockholders. A total of 13,661,000 shares of common stock representing total voting power of 89,128,484 votes are outstanding as of March 31, 2023.

(3)	Arshia Sarkhani is a manager, officer and owner of Asset Entities Holdings, LLC, which holds 8,385,276 shares of Class A Common Stock.

(4)	Derek Dunlop is a manager, officer and indirect owner of Asset Entities Holdings, LLC, which holds 8,385,276 shares of Class A Common Stock.

(5)	Kyle Fairbanks is a manager, officer and owner of Asset Entities Holdings, LLC, which holds 8,385,276 shares of Class A Common Stock.

(6)	Michael Gaubert is an officer and indirect owner of Asset Entities Holdings, LLC, which holds 8,385,276 shares of Class A Common Stock.

(7)	Includes the shares of Class A Common Stock beneficially owned by the managers, officers and owners of Asset Entities Holdings, LLC, which holds 8,385,276 shares of Class A Common Stock. Asset Entities Holdings, LLC’s managers, officers and owners include Arman Sarkhani, Arshia Sarkhani, Derek Dunlop, Jackson Fairbanks, Kyle Fairbanks, Matthew Krueger, and Michael Gaubert.

(8)	Asset Entities Holdings, LLC is a Texas limited liability company. Arman Sarkhani, Arshia Sarkhani, Derek Dunlop, Jackson Fairbanks, Kyle Fairbanks, Matthew Krueger, and Michael Gaubert are managers, officers, or beneficial owners of Asset Entities Holdings, LLC. Each of them is deemed to beneficially own the shares of Class A Common Stock owned by Asset Entities Holdings, LLC and has shared voting and dispositive powers over its shares. Asset Entities Holdings, LLC’s business address is 100 Crescent Court, 7th Floor, Dallas, TX 75201.

(9)	GTMC, LLC (“GTMC”) is a Texas limited liability company. The manager and officer of GTMC is Carla Woodcock. Carla Woodcock is deemed to beneficially own the shares of Class B Common Stock owned by GTMC and has sole voting and dispositive powers over its shares. GTMC’s business address is 3900 Golf Drive NE, Conover, NC 28613.

(10)	KD Holdings Group, LLC (“KD Holdings”) is a Wyoming limited liability company. The manager of KD Holdings is Robyn Baker. Robyn Baker is deemed to beneficially own the shares of Class B Common Stock owned by KD Holdings and has sole voting and dispositive powers over its shares. KD Holdings’s business address is 1712 Pioneer Ave, Ste 500, Cheyenne, WY 82001.

(11)	Consists of (i) 150,000 shares of Class B Common Stock held by James Sheldon Fairbanks; and (ii) 150,000 shares of Class B Common Stock held by Jennifer Joan Fairbanks, Mr. Fairbanks’s spouse. Mr. Fairbanks disclaims beneficial ownership of the securities held by Ms. Fairbanks. Mr. Fairbanks is the father of Kyle Fairbanks, Executive Vice-Chairman and a director of the Company, and Jackson Fairbanks, Chief Marketing Officer of the Company. Mr. Fairbanks’ address is 3612 Sunset View Drive, Fortuna, CA 95540.

(12)	Consists of (i) 150,000 shares of Class B Common Stock held by Jennifer Joan Fairbanks; and (ii) 150,000 shares of Class B Common Stock held by James Sheldon Fairbanks, Ms. Fairbanks’s spouse. Ms. Fairbanks disclaims beneficial ownership of the securities held by Mr. Fairbanks. Ms. Fairbanks is the mother of Kyle Fairbanks, Executive Vice-Chairman and a director of the Company, and Jackson Fairbanks, Chief Marketing Officer of the Company. Ms. Fairbanks’ address is 3612 Sunset View Drive, Fortuna, CA 95540.

(13)	Consists of (i) 150,000 shares of Class B Common Stock held by Elham Nejad; and (ii) 150,000 shares of Class B Common Stock held by Kavous Sarkhani, Ms. Nejad’s spouse. Ms. Nejad disclaims beneficial ownership of the securities held by Mr. Sarkhani. Ms. Nejad is the mother of Arshia Sarkhani, Chief Executive Officer, President and a director of the Company, and Arman Sarkhani, Chief Operating Officer of the Company. Ms. Nejad’s address is 13470 Black Hills Road, San Diego, CA 92129.

(14)	Consists of (i) 150,000 shares of Class B Common Stock held by Kavous Sarkhani; and (ii) 150,000 shares of Class B Common Stock held by Elham Nejad, Mr. Sarkhani’s spouse. Mr. Sarkhani disclaims beneficial ownership of the securities held by Ms. Nejad. Mr. Sarkhani is the father of Arshia Sarkhani, Chief Executive Officer, President and a director of the Company, and Arman Sarkhani, Chief Operating Officer of the Company. Mr. Sarkhani’s address is 13470 Black Hills Road, San Diego, CA 92129.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	-	-	2,750,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,750,000

(1)	On May 2, 2022, our board of directors approved, and our majority stockholders ratified, the Asset Entities Inc. 2022 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,750,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. For a further description of the Plan, see Item 11. “Executive Compensation – 2022 Equity Incentive Plan”. As of December 31, 2022, no options, warrants or rights to securities were outstanding under the Plan, and no other securities had been granted and were outstanding under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2021 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	We began our operations as a general partnership on August 1, 2020. California LLC was formed on October 20, 2020 to operate our business. Asset Entities Inc., a Nevada corporation, was incorporated on March 9, 2022. Immediately after the incorporation of Asset Entities Inc., all of the issued and outstanding stock of Asset Entities Inc. was purchased by California LLC in exchange for $1.00. On March 28, 2022, in accordance with Sections 17710.01-17710.19, inclusive, of the California Corporation Code and Chapter 92A of the Nevada Revised Statutes, California LLC was merged with and into Asset Entities Inc. As a result of the merger, Asset Entities Inc. acquired the business of California LLC. Pursuant to the Agreement and Plan of Merger, the units of California LLC were automatically converted into shares of Asset Entities Inc. in the same proportion as the percentage interests of California LLC represented by such units. As a result and as further provided in the Agreement and Plan of Merger, on March 28, 2022, AEH, which owned 97.56% of California LLC’s units, became the holder of 9,756,000 shares of Class A Common Stock of Asset Entities Inc., or 97.56% of the total issued and outstanding post-merger shares of common stock of Asset Entities Inc., or a holder of 100.0% of total issued and outstanding shares of Class A Common Stock, and Richard A. Benavides, MD, a holder of 2.44% of California LLC’s units became the holder of 244,000 shares of Class B Common Stock of Asset Entities Inc., or 2.44% of the total issued and outstanding post-merger shares of common stock of Asset Entities Inc., or 100.0% of the total issued and outstanding shares of Class B Common Stock prior to the Company’s subsequent issuances of Class B Common Stock. AEH’s managers, officers and owners, which include Arman Sarkhani, Arshia Sarkhani, Derek Dunlop, Jackson Fairbanks, Kyle Fairbanks, Matthew Krueger, and Michael Gaubert, are also our executive officers or directors, are considered the beneficial owners of the shares held by AEH. Based on total stockholders’ equity of the Company of $33,937 as of March 31, 2022, the total approximate dollar value of these transactions was $33,937. Based on this transactional value and the percentage of the total issued and outstanding shares of common stock of the Company that each party or beneficiary acquired beneficial ownership of as a result of these transactions, the approximate dollar value of the interest of AEH and each of its beneficial owners in these transactions was $33,109, and the approximate dollar value of the interest of Dr. Benavides in these transactions was $828.

●	On April 21, 2022, we entered into a Cancellation and Exchange Agreement with each of AEH, the holder of 9,756,000 shares of Class A Common Stock, GKDB, the holder of 200,000 units of membership interests in AEH representing 20.0% ownership of AEH, and the Former GKDB Holders representing 39.5% ownership in GKDB. In accordance with these agreements, we and AEH agreed to convert 770,724 shares of AEH’s Class A Common Stock into 770,724 shares of Class B Common Stock and transfer such shares to GKDB, in exchange for GKDB’s agreement to cancel and surrender 79,000 of GKDB’s 200,000 units of membership interests in AEH, representing the Former GKDB Holders’ 39.5% share of GKDB’s total ownership interest in AEH. GKDB in turn agreed to the cancellation of 79,000 of its AEH units and transfer of the 770,724 shares of Class B Common Stock to the Former GKDB Holders in proportion to their former ownership interests in GKDB, in exchange for the Former GKDB Holders’ agreement to cancel and surrender all of their units of membership interests in GKDB. The 770,724 shares of Class B Common Stock transferred to the Former GKDB Holders were derived from the Former GKDB Holders’ 7.9% nominal indirect interest in AEH’s 9,756,000 shares of Class A Common Stock, which in turn was derived from the Former GKDB Holders’ 39.5% ownership of GKDB and, in turn, their nominal indirect interest in 79,000 of GKDB’s 200,000 units, or 20.0% ownership of AEH. The Former GKDB Holders’ nominal indirect interest in AEH’s 9,756,000 shares of Class A Common Stock was therefore automatically converted into ownership of 770,724 shares of Class B Common Stock upon the conversion and transfer of this number of Class A Common Stock that were held by AEH to the Former GKDB Holders. As a result of these transactions, AEH held 8,985,276 shares of Class A Common Stock and the Former GKDB Holders held a total of 770,724 shares of Class B Common Stock. GTMC, a Former GKDB Holder, whose manager is Carla Woodcock, acquired 292,680 shares of Class B Common Stock, or 28.8% of the issued and outstanding shares of Class B Common Stock prior to subsequent issuances of Class B Common Stock; KD Holdings, a Former GKDB Holder, whose manager is Robyn Baker, acquired 292,680 shares of Class B Common Stock, or 28.8% of the issued and outstanding shares of Class B Common Stock prior to subsequent issuances of Class B Common Stock; and Trojan Partners, LP, a Delaware limited partnership (“Trojan Partners”), a Former GKDB Holder, whose general partner and officer is Jim Riggs, acquired 146,340 shares of Class B Common Stock, or 14.4% of the issued and outstanding shares of Class B Common Stock prior to subsequent issuances of Class B Common Stock. Based on total stockholders’ equity of the Company of $113,723 as of June 30, 2022 and the percentage of the total issued and outstanding shares of common stock of the Company that was converted and transferred, the total approximate dollar value of these transactions was $8,765. Based on this transactional value, the percentage of the total shares of common stock of the Company that were converted and transferred in these transactions, and the percentage of each party or beneficiary’s beneficial ownership in such shares immediately prior to or as a result of these transactions, the approximate dollar value of the interest of AEH and each of its beneficial owners in these transactions was $8,765; the approximate dollar value of the interest of GTMC and Carla Woodcock in these transactions was $3,328; the approximate dollar value of the interest of KD Holdings and Robyn Baker in these transactions was $3,328; and the approximate dollar value of the interest of Trojan Partners and Jim Riggs in these transactions was $1,664.

●	On June 9, 2022, October 7, 2022, and October 21, 2022, we conducted private placements of shares of Class B Common Stock and entered into certain subscription agreements with a number of investors. Pursuant to the agreements, we issued 750,000 shares of Class B Common Stock at $1.00 per share for a total of $750,000. The shares were subject to certain lockup provisions until 365 days after the commencement of trading of our Class B Common Stock, subject to certain exceptions. However, these lockup provisions have been fully waived. If the Company’s common stock had not been listed on a national securities exchange on or before the first anniversary of the final closing of the private placement, then all of the private placement investors would have been entitled to receive one additional share for each share originally purchased. Boustead, which was the representative of the underwriters in the IPO, acted as placement agent in each private placement. Pursuant to the Boustead Engagement Letter, in addition to payments of a success fee of $52,500, or 7% of the total purchase price of the shares sold in the private placements, and a non-accountable expense allowance of $7,500, or 1% of the total purchase price of the shares sold in the private placement, we agreed to issue Boustead five-year warrants to purchase up to 52,500 shares of Class B Common Stock in aggregate, exercisable on a cashless basis, with an exercise price of $6.25 per share, subject to adjustment. See “Item 1. Business – Corporate Structure and History – Private Placements of Class B Common Stock” for a description of additional terms of the warrants. See “Item 1. Business – Corporate Structure and History – Initial Public Offering” for a description of related terms of the Boustead Engagement Letter.

As a result of these private placements, the following transactions resulted in the following acquisitions of shares of Class B Common Stock from the Company: In a private placement on June 9, 2022, each of Eternal Horizon International Company Limited, a company organized under the laws of Hong Kong, of which Jie Xu is Director and has beneficial ownership over its shares, and Gilbert Lam, an individual, acquired 100,000 shares of Class B Common Stock from the Company, or 7.9% of the issued and outstanding shares of Class B Common Stock prior to subsequent issuances of Class B Common Stock, for a payment of $100,000 to the Company. In a private placement on October 21, 2022, Chris Etherington, an individual, acquired 25,000 shares of Class B Common Stock for a payment of $25,000 to the Company, which, together with 150,000 other shares of Class B Common Stock beneficially owned by Chris Etherington indirectly as Managing Member of Oleta Investments, LLC, a Nevada limited liability company, equaled 7.4% of the issued and outstanding shares of Class B Common Stock; and Vertical Holdings, LLC, of which Kevan Casey is Managing Member and has beneficial ownership over its shares, acquired 125,000 shares of Class B Common Stock, or 5.3% of the issued and outstanding shares of Class B Common Stock, for a payment of $125,000 to the Company. Each of the above payments equals the approximate dollar value of the respective transaction and the approximate dollar value of the interest of each investor in such transaction.

●	Matthew Krueger, our Chief Financial Officer, Treasurer, and Secretary, received annual compensation from the Company of $25,500 in 2022 and $3,000 in 2021 under a consulting arrangement.

●	Michael Gaubert, our Chairman, received annual compensation from the Company of $60,000 in 2022 and $10,000 in 2021 under a consulting arrangement.

●	Arman Sarkhani, our Chief Operating Officer, received annual compensation from the Company of $42,500 in 2022 and $107,334 in 2021 under a consulting arrangement.

●	Jackson Fairbanks, our Chief Marketing Officer, received annual compensation from the Company of $42,500 in 2022 and $121,991 in 2021 under a consulting arrangement.

●	Kyle Fairbanks, our Executive Vice-Chairman, received annual compensation from the Company of $50,500 in 2022 and $123,416 in 2021 under a consulting arrangement.

●	Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s services. Fees charged to these users are on terms no more favorable than terms generally available to an unaffiliated third party under the same or similar circumstances.

Promoters and Certain Control Persons

Each of Mr. Kyle Fairbanks, our co-founder and Executive Vice-Chairman, Mr. Arshia Sarkhani, our co-founder, Chief Executive Officer and President, Mr. Jackson Fairbanks, our co-founder and Chief Marketing Officer, and Mr. Arman Sarkhani, our co-founder and Chief Operating Officer, may be deemed a “promoter” as defined by Rule 405 of the Securities Act. For information regarding compensation, including items of value, that have been provided or that may be provided to these individuals, please refer to “Executive Compensation” above.

Director Independence

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s Board of Directors consist of independent directors. Our Board of Directors consists of seven (7) directors, four (4) of whom are independent within the meaning of Nasdaq’s rules.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each with its own charter approved by the board. Each committee’s charter is available on our website at https://assetentities.com/.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by the board.

Audit Committee

Brian Regli, Richard Burton, and Scott McDonald, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on our audit committee, with Mr. Regli serving as the chairman.

Compensation Committee

Richard Burton, John Jack, and Brian Regli, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and Nasdaq’s rules, serve on our compensation committee, with Mr. Burton serving as the chairman. The members of the compensation committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act.

Nominating and Corporate Governance Committee

John Jack, Scott McDonald, and Richard Burton, each of whom satisfies the “independence” requirements of Nasdaq’s rules, serve on our nominating and corporate governance committee, with Mr. McDonald serving as the chairman.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed to the Company by the Company’s principal accountant for the indicated services for each of the last two fiscal years were as follows:

	Year Ended
	December 31,
	2022	2021
Audit Fees	$30,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$30,000	$50,000

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

Audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant for the audit of the financial statements included in this Annual Report and review of the financial statements included in our quarterly Form 10-Q filings, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consist of aggregate fees billed for each of the last two fiscal years for assurance and related services performed by the Company’s principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit-Fees” above. We did not engage our principal accountant to provide assurance or related services during the last two fiscal years.

Tax Fees

Tax fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant with respect to tax compliance, tax advice, tax consulting and tax planning. We did not engage our principal accountant to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

All other fees consist of aggregate fees billed for each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than for the services reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above. We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

The Audit Committee must pre-approve all services provided and fees earned by the Company’s independent registered public accounting firm. The Audit Committee annually considers the provision of audit services and, if appropriate, pre-approves certain defined audit fees, audit-related fees and tax-compliance fees, and may impose specific dollar value limits for each category of service. The Audit Committee also considers on a case-by-case basis specific engagements that are not otherwise pre-approved (e.g., internal control and certain tax compliance engagements) or that exceed pre-approved fee amounts. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to a designated member of the Audit Committee for approval and to the full Audit Committee at its next regular meeting.

The Company’s principal accountant did not provide, and the Audit Committee did not approve, any of the services described under “—Audit-Related Fees”, or “—Tax Fees” or “—All Other Fees” above for either of the last two fiscal years.

The percentage of hours expended on the Company’s principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was not greater than 50%.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 11, 2022, by and between Asset Entities Limited Liability Company and Asset Entities Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-1 filed on September 2, 2022)
3.1	Articles of Incorporation of Asset Entities Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 2, 2022)
3.2	Bylaws of Asset Entities Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 2, 2022)
4.1*	Description of Securities of Asset Entities Inc.
4.2*	Warrant To Purchase Class B Common Stock issued to Boustead Securities, LLC, dated June 9, 2022
4.3*	Warrant To Purchase Class B Common Stock issued to Boustead Securities, LLC, dated October 7, 2022
4.4*	Warrant To Purchase Class B Common Stock issued to Boustead Securities, LLC, dated October 21, 2022

4.5	Common Stock Purchase Warrant issued to Boustead Securities, LLC, dated February 7, 2023 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 8, 2023)
10.1†	Employment Letter Agreement between Asset Entities Inc. and Arshia Sarkhani, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed on September 2, 2022)
10.2†	Employment Letter Agreement between Asset Entities Inc. and Derek Dunlop, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed on September 2, 2022)
10.3†	Employment Letter Agreement between Asset Entities Inc. and Matthew Krueger, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed on September 2, 2022)
10.4†	Employment Letter Agreement between Asset Entities Inc. and Kyle Fairbanks, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed on September 2, 2022)
10.5†	Employment Letter Agreement between Asset Entities Inc. and Jackson Fairbanks, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed on September 2, 2022)
10.6†	Employment Letter Agreement between Asset Entities Inc. and Arman Sarkhani, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed on September 2, 2022)
10.7†	Consulting Letter Agreement between Asset Entities Inc. and Michael Gaubert, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed on September 2, 2022)
10.8	Cancellation and Exchange Agreement, dated as of April 21, 2022, by and among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, and Anel Bulbul (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 filed on September 2, 2022)
10.9	Cancellation and Exchange Agreement, dated as of April 21, 2022, by and among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, and GTMC, LLC (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 filed on September 2, 2022)
10.10	Cancellation and Exchange Agreement, dated as of April 21, 2022, by and among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, KD Holdings Group, LLC, and Trojan Partners, LP (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 filed on September 2, 2022)
10.11†*	Independent Director Agreement between Asset Entities Inc. and Brian Regli, dated May 2, 2022
10.12†*	Independent Director Agreement between Asset Entities Inc. and John A. Jack II, dated May 2, 2022
10.13†*	Independent Director Agreement between Asset Entities Inc. and Richard A. Burton, dated May 2, 2022
10.14†*	Independent Director Agreement between Asset Entities Inc. and Scott K. McDonald, dated May 2, 2022
10.15	Form of Indemnification Agreement between Asset Entities Inc. and each officer or director (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 filed on September 2, 2022)
10.16†	Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1 filed on September 2, 2022)
10.17†	Form of Stock Option Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 filed on September 2, 2022)
10.18†	Form of Restricted Stock Award Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 filed on September 2, 2022)
10.19†	Form of Restricted Stock Unit Award Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 filed on September 2, 2022)
10.20	Office Agreement between Regus Management Group, LLC and Asset Entities, LLC, dated as of January 25, 2022 (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 filed on September 2, 2022)
10.21*	Office Agreement between Regus Management Group, LLC and Asset Entities, LLC, dated as of May 4, 2022
10.22*	Renewal Agreement between Regus Management Group, LLC and Asset Entities, LLC, dated as of October 10, 2022

10.23	Form of Private Placement Subscription Agreement (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 filed on September 2, 2022)
10.24	Underwriting Agreement, dated February 2, 2022, by and between Asset Entities Inc. and Boustead Securities, LLC (as representative of the underwriters named therein) (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on February 8, 2023)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Registration Statement on Form S-1 filed on September 2, 2022)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.PRE	Inline XBRL Instance Document
101.INS	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

ASSET ENTITIES INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ASSET ENTITIES INC. and its variable interest entity (collectively the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since January 19, 2022.

San Mateo, CA

March 31, 2023

ASSET ENTITIES INC.

Consolidated Balance Sheets

	As of December 31,	As of December 31,
	2022	2021

ASSETS
Current Assets
Cash	$137,177	$33,731
Deferred offering costs	235,844	25,000
Total Current Assets	373,021	58,731

TOTAL ASSETS	$373,021	$58,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and credit card liability	$214,590	$9,144
Contract liabilities	4,648	6,450
Total Current Liabilities	219,238	15,594

TOTAL LIABILITIES	219,238	15,594

Commitments and contingencies

Stockholders' Equity
Preferred Stock; $0.0001 par value, 50,000,000 authorized	-	-
Common Stock; $0.0001 par value, 200,000,000 authorized
Class A Common Stock; $0.0001 par value, 10,000,000 authorized 8,385,276 and 9,756,000 shares issued and outstanding	839	976
Class B Common Stock; $0.0001 par value, 190,000,000 authorized 2,364,724 and 244,000 shares issued and outstanding, respectively	236	24
Additional paid in capital	779,826	249,976
Subscription receivable	-	(225,976)
Retained earnings (deficit)	(627,118)	18,137
Total Stockholders’ Equity	153,783	43,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$373,021	$58,731

The accompanying notes are an integral part of these consolidated financial statements.

ASSET ENTITIES INC.

Consolidated Statements of Operations

	For the Years ended
	December 31,
	2022	2021

Revenues	$343,106	$829,618

Operating expenses
Contract labor	155,232	160,251
General and administrative	462,971	119,369
Management compensation	370,158	535,127
Total operating expenses	988,361	814,747

Income (loss) from operations	(645,255)	14,871

Net income (loss)	$(645,255)	$14,871

Basic and diluted loss per share of common stock	$(0.06)	$0.00

Weighted average number of shares of common stock outstanding	10,249,315	9,767,364

The accompanying notes are an integral part of these consolidated financial statements.

ASSET ENTITIES INC.

Consolidated Statement of Stockholders’ Equity

For the years ended December 31, 2022 and 2021

									Retained
	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Subscription	earnings (Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	Total
Balance, December 31, 2020	-	$-	9,756,000	$976	$-	$-	$-	$(976)	$3,266	$3,266

Class B Common stock issued	-	-	-	-	244,000	24	249,976	(225,000)	-	25,000
Net income	-	-	-	-	-	-	-	-	14,871	14,871
Balance, December 31, 2021	-	$-	9,756,000	$976	244,000	$24	$249,976	$(225,976)	$18,137	$43,137

Conversion from Class A to Class B common stock	-	-	(1,370,724)	(137)	1,370,724	137	-	-	-	-
Class B Common stock issued	-	-	-	-	750,000	75	529,850	-	-	529,925
Subscription received	-	-	-	-	-	-	-	225,976	-	225,976
Net loss	-	-	-	-	-	-	-	-	(645,255)	(645,255)
Balance, December 31, 2022	-	$-	8,385,276	$839	2,364,724	$236	$779,826	$-	$(627,118)	$153,783

The accompanying notes are an integral part of these consolidated financial statements.

ASSET ENTITIES INC.

Consolidated Statements of Cash Flows

	For the Years ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(645,255)	$14,871
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	44,228	9,144
Contract liabilities	(1,802)	(645)
Net cash provided by (used in) operating activities	(602,829)	23,370

CASH FLOWS FROM FINANCING ACTIVITIES
Class A common stock subscription proceeds received	976	-
Class B common stock subscription proceeds received	754,925	25,000
Deferred offering costs	(49,626)	(25,000)
Net cash provided by financing activities	706,275	-

Net change in cash	103,446	23,370
Cash at beginning of period	33,731	10,361
Cash at end of period	$137,177	$33,731

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Class A to Class B common stock	$137	$-

The accompanying notes are an integral part of these consolidated financial statements.

ASSET ENTITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the years ended December 31, 2022 and 2021

Note 1. Organization, Description of Business and Liquidity

Organization

Asset Entities Inc. (“Asset Entities”, “we”, “us” or the “Company”), began operations as a general partnership in August 2020 and formed Assets Entities Limited Liability Company in the state of California on October 20, 2020. The financial statements reflect the operations of the Company from inception of the general partnership. On March 15, 2022, the Company filed Articles of Merger to register and incorporate with the state of Nevada and changed the company name to Asset Entities Inc.

On March 9, 2022, the Company filed Articles of Incorporation with the state of Nevada to authorize the Company to issue 250,000,000 shares, consisting of 10,000,000 shares of Class A Common Stock, $0.0001 par value per share (“Class A Common”), 190,000,000 shares of Class B Common stock, $0.0001 par value per share (“Class B Common”), and 50,000,000 shares of Preferred Stock, $0.0001 par value (the “Preferred Stock”).

On March 28, 2022, all 51,250,000 units of the previously outstanding membership interests were exchanged for 9,756,000 shares of Class A Common Stock and 244,000 shares of Class B Common Stock.

Description of Business

Asset Entities is an Internet company providing social media marketing, content delivery, and development and design services across Discord, TikTok, and other social media platforms. Based on the rapid growth of our Discord servers and social media following, we have developed three categories of services. First, we provide subscription upgrades to premium content on our investment education and entertainment servers on Discord. Second, we codevelop and execute influencer social media and marketing campaigns for clients. Third, we design, develop and manage Discord servers for clients under our “AE.360.DDM” brand. Our AE.360.DDM service was just released in December 2021. All of these services – our Discord investment education and entertainment, social media and marketing, and AE.360.DDM services – are therefore based on our effective use of Discord in combination with ongoing social media outreach on TikTok, Facebook, Twitter, Instagram, and YouTube.

Liquidity

The Company had an accumulated deficit of $627,118 at December 31, 2022 and a net loss of $645,255 during the year ended December 31, 2022. However, in February 2023, the Company completed an equity offering which generated net proceeds of $6.6 million. Consequently, the Company’s existing cash resources and the cash received from the equity offering are expected to provide sufficient funds to carry out the Company’s planned operations through the next twelve (12) months.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end.

Principles of Consolidation

The consolidated financial statements include Asset Equity LLC (“Asset Equity”) which is accounted for as a variable interest entity (“VIE”), because the Company is the primary beneficiary, as a result of the Company’s officers being responsible for 100% of the operations of Asset Equity, and the Company derived 100% of the net profits or losses from Asset Equity’s business operations. Through common control, the management of the Company had effective control over Asset Equity and had the power to direct the activities of Asset Equity that most significantly impact its economic performance. There were no restrictions on the consolidated VIE’s assets and on the settlement of its liabilities.

Asset Equity was a limited liability company organized in the state of Delaware on February 26, 2021 and dissolved on April 21, 2022. The co-founders of the Company, who were the managers of Asset Equity, formed Asset Equity for the purposes of setting up a separate bank account for revenues derived from the Discord server designated for cryptocurrency education. All intercompany transactions and balances have been eliminated on consolidation. If facts and circumstances change such that the conclusion to consolidate the VIE has changed, the Company shall disclose the primary factors that caused the change and the effect on the Company’s financial statements in the periods when the change occurs.

On April 21, 2022, the Company dissolved our VIE, Asset Equity LLC, and moved all operations to the Company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2022 and 2021.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company had accounts receivable of $5,000 and recorded specific allowance for doubtful accounts of $5,000 as of December 31, 2022 to account for the delinquency related to one specific transaction. Based on management’s estimate and based on all other accounts being current and settled, the Company has not deemed it necessary to make any additional general provision for doubtful accounts at the time of this report.

Deferred Offering Costs

As of December 31, 2022 and 2021, deferred offering costs represent legal fees for preparation of any securities purchase agreements or current registration statement. The Company records these fees as a current asset that will be netted against gross proceeds received from any offering or placements.

Fair Value Measurements

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The Company’s financial instruments, including cash, deferred offering costs and other current liabilities are carried at historical cost. At December 31, 2022 and 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Revenue Recognition

The Company recognizes revenue utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

Subscriptions

Subscription revenue is related to a single performance obligation that is recognized over time when earned. Subscriptions are paid in advance and can be purchased on a monthly, quarterly, or annual basis. Any quarterly or annual subscription revenue is recognized as a contract liability expensed over the contracted service period.

Marketing

Revenue related to marketing campaign contracts with customers are normally of a short duration, typically less than two weeks.

AE.360.DDM Contracts

Revenue related to AE.360.DDM contracts with customers are normally of a short duration, typically less than one week.

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. As of December 31, 2022 and 2021, total contract liabilities were $4,648 and $6,450, respectively. Contract liabilities are typically expected to be recognized to revenue over a period not to exceed twelve (12) months.

Earnings Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. The Company would account for the potential dilution from convertible securities using the as-if converted method. The Company accounts for warrants and options using the treasury stock method. During the years ended December 31, 2022 and 2021, there were no convertible securities outstand that would be potentially dilutive; During the year ended December 31, 2022, the Company issued warrants to a placement agent in connection with private offerings of its common stock; these warrants out of the money from the date of their issuance to December 31, 2022; accordingly, they had no potentially dilutive effect on the Company’s diluted loss per share.

Income Taxes

As described in more detail above, the business now conducted by the Company was operated as a partnership from August 1, 2020 until October 19, 2020, when it was reorganized as a limited liability company, or LLC, and that LLC was merged into the Company on March 28, 2022. Prior to that date, the partnership and the subsequent LLC were not subject to federal income tax and all income, deductions, gains and losses were attributed to the partners or members.

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2022 and 2021.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions and balances.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. For public entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the Company which is a smaller reporting company, ASU No. 2019-10 extends the effective dates for two years. The Company will adopt this standard beginning January 1, 2023. The Company is currently evaluating the effect of the adoption of this standard on the consolidated financial statements and related disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 3. Stockholders’ Equity

Authorized Capital Stock

On March 9, 2022, the Company filed Articles of Incorporation with the state of Nevada to authorize the Company to issue 250,000,000 shares, consisting of 10,000,000 shares of Class A Common Stock, $0.0001 par value per share (“Class A Common”), 190,000,000 shares of Class B Common stock, $0.0001 par value per share (“Class B Common”), and 50,000,000 shares of Preferred Stock, $0.0001 par value (the “Preferred Stock”).

On March 28, 2022, all 51,250,000 units of the previously outstanding membership interests were exchanged for 9,756,000 shares of Class A Common Stock and 244,000 shares of Class B Common Stock.

Preferred Stock

The Company shall have the authority to issue the shares of Preferred Stock in one or more series with such rights, preferences and designations as determined by the Board of Directors of the Company.

Class A Common Stock

Each share of Class A Common Stock entitles the holder to ten (10) votes, in person or proxy, on any matter on which an action of the stockholders of the Company is sought and is convertible by the holder into one (1) share of Class B Common Stock.

As part of a share conversion in March 2022, the Company converted the 97.56% membership interest to 9,756,000 shares of Class A Common Stock of the Company. The Company has reflected this conversion for all periods presented.

As of December 31, 2021, the Company recorded a subscription receivable of $976. During the nine months ended September 30, 2022, the Company received $976 for subscription receivable.

On April 21, 2022, 770,724 shares of Class A Common Stock were converted into Class B Common Stock.

On October 6, 2022, officers of the Company agreed to transfer 600,000 shares of Class A Common Stock for 600,000 shares of Class B Common Stock.

The Company had 8,385,276 and 9,756,000 shares of Class A Common Stock issued and outstanding as of December 31, 2022 and 2021, respectively.

Class B Common Stock

Each share of Class B Common Stock entitles the holder to one (1) vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

As part of the share conversion in March 2022, the Company converted the 2.44% membership interest to 244,000 shares of Class B Common Stock of the Company. The Company has reflected this conversion for all periods presented.

On December 15, 2021, the Company issued 244,000 shares of Class B Common stock for $250,000. During the year ended December 31, 2022, the Company received $225,000. As of December 31, 2022 and 2021, the Company recorded a subscription receivable of $0 and $225,000, respectively.

On June 9, 2022, the Company issued 250,000 shares of Class B Common stock for $250,000 less issuance cost of $75,075.

During October 2022, the Company issued 500,000 shares of Class B Common Stock to unaffiliated investors for $500,000, less issuance cost of $145,000.

The Company had 2,364,724 and 244,000 shares of Class B Common Stock issued and outstanding as of December 31, 2022 and 2021, respectively.

Warrant

In June and October 2022, the Company issued a total of 52,500 warrants to purchase Class B Common stock for a success fee of private placements of shares of Class B common stock. The exercise price of warrants is $6.25 and expiration date is the date that is five years from the issuance date of each warrant. The Company accounted for these warrants as equity-classified instruments.

A summary of activity during the year ended December 31, 2022, follows:

	Number of	Weighted Average Exercise	Weighted Average
	shares	Price	Life (years)
Outstanding, December 31, 2021	-	$-	-
Granted	52,500	6.25	5.00
Expired	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2022	52,500	$6.25	4.68

All of the outstanding warrants are exercisable as of December 31, 2022. The intrinsic value of the warrants as of December 31, 2022, is $0.

Note 4. Related Party Transactions

During the years ended December 31, 2022 and 2021, the Company paid management fees to their controlling members totaling $370,158 and $535,127, respectively.

Note 5. Income tax

The Company has not made a provision for income taxes for the year ended December 31, 2022 and 2021, since the Company has the benefit of net operating losses in these periods and the Company changed from a limited liability partnership to a C corporation during 2022.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2022. During the year ended December 31, 2022, the Company had incurred a net operating loss (“NOL”) of $645,255; NOLs generated after December 31, 2017 are allowed to be carried forward on an indefinite basis.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and the income tax net expense included in the consolidated statements of operations for the year ended December 31, 2022 and 2021 is as follows:

	Years ended
	December 31,
	2022	2021
Income tax expense (credit) at statutory rate	$(135,504)	$-
Change of valuation allowance	135,504	-
Income tax expense (credit)	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2022	2021
Operating loss carry forward	$135,504	$-
Valuation allowance	(135,504)	-
Deferred tax asset	$-	$-

Note 6. Subsequent Events

Management evaluated all events from the date of the balance sheet, which was December 31, 2022 through March 31, 2023 which was the date these financial statements were available to be issue and determined the following items were material and required disclosure:

On February 3, 2023, the Company closed an initial public offering of its class B common stock. The Company raised total gross proceeds of $7,500,000 in the offering, and after deducting $884,880 of underwriting discounts and commissions, the non-accountable expense allowance, and other expenses from the offering, the Company received net proceeds of $6,615,120.

On February 3, 2023, the Company’s Class B Common Stock was listed on and began trading on the Nasdaq Capital Market under the symbol “ASST”.

On February 7, 2023, the Company issued 105,000 warrants exercisable into 105,000 shares of the Company’s Class B Common Stock which is equal to 7% of the aggregate number of shares of Class B Common Stock sold in the above mentioned initial public offering. These warrants carry an exercise price of $6.25 per share, which is equal to 125% of the public offering price, subject to adjustment, the warrants also include a cashless exercise provision; these warrants may be exercised at any time for five years following the date of issuance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023	ASSET ENTITIES INC.

/s/ Arshia Sarkhani
	Name:	Arshia Sarkhani
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Matthew Krueger
	Name:	Matthew Krueger
	Title:	Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arshia Sarkhani	Chief Executive Officer, President and Director	March 31, 2023
Arshia Sarkhani	(principal executive officer)

/s/ Matthew Krueger	Chief Financial Officer	March 31, 2023
Matthew Krueger	(principal financial and accounting officer)

/s/ Michael Gaubert	Executive Chairman	March 31, 2023
Michael Gaubert

/s/ Kyle Fairbanks	Executive Vice-Chairman	March 31, 2023
Kyle Fairbanks

/s/ Richard A. Burton	Director	March 31, 2023
Richard A. Burton

/s/ John A. Jack II	Director	March 31, 2023
John A. Jack II

/s/ Scott K. McDonald	Director	March 31, 2023
Scott K. McDonald

/s/ Brian Regli	Director	March 31, 2023
Brian Regli