Form 10-Q
period 2023-03-31
Asset Entities Inc.
filed 2023-05-11
CIK 1920406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-41612

ASSET ENTITIES INC.
(Exact name of registrant as specified in its charter)

Nevada	88-1293236
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Crescent Ct, 7th Floor, Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

(214) 459-3117
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, $0.0001 par value per share	ASST	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2023, there were a total of 8,385,276 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding and 5,275,724 shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

ASSET ENTITIES INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ASSET ENTITIES INC.

UNAUDITED FINANCIAL STATEMENTS

ASSET ENTITIES INC.
Balance Sheets

	As of March 31,	As of December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$5,922,351	$137,177
Accounts receivable, net	2,995	-
Prepaid expenses	86,432	-
Deferred offering costs	-	235,844
Total Current Assets	6,011,778	373,021
TOTAL ASSETS	$6,011,778	$373,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and credit card liability	$184,498	$214,590
Contract liabilities	4,045	4,648
Total Current Liabilities	188,543	219,238
TOTAL LIABILITIES	188,543	219,238

Commitments and contingencies

Stockholders’ Equity
Preferred Stock; $0.0001 par value, 50,000,000 authorized	-	-
Common Stock; $0.0001 par value, 200,000,000 authorized
Class A Common Stock; $0.0001 par value, 10,000,000 authorized 8,385,276 shares issued and outstanding	839	839
Class B Common Stock; $0.0001 par value, 190,000,000 authorized 5,275,724 and 2,364,724 shares issued and outstanding, respectively	527	236
Additional paid in capital	7,520,238	779,826
Accumulated deficit	(1,698,369)	(627,118)
Total Stockholders’ Equity	5,823,235	153,783
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,011,778	$373,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSET ENTITIES INC.
Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2023	2022

Revenues	$61,135	$126,059

Operating expenses
Contract labor	36,581	30,795
General and administrative	345,941	120,610
Management compensation	749,864	58,854
Total operating expenses	1,132,386	210,259

Loss from operations	(1,071,251)	(84,200)

Net loss	$(1,071,251)	$(84,200)

Loss per share of common stock - basic and diluted	$(0.09)	$(0.01)

Weighted average number of shares of common stock outstanding - basic and diluted	12,464,256	10,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSET ENTITIES INC.
Statement of Stockholders’ Equity
(Unaudited)

Three months ended March 31, 2023

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	-	$-	8,385,276	$839	2,364,724	$236	$779,826	$(627,118)	$153,783

Class B common stock and warrant issued	-	-	-	-	1,500,000	150	6,540,343	-	6,540,493
Class B common stock issued as restricted stock awards	-	-	-	-	1,411,000	141	200,069	-	200,210
Net loss	-	-	-	-	-	-	-	(1,071,251)	(1,071,251)
Balance - March 31, 2023	-	$-	8,385,276	$839	5,275,724	$527	$7,520,238	$(1,698,369)	$5,823,235

Three months ended March 31, 2022

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Subscription	Retained earnings (Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	Total

Balance, December 31, 2021	-	$-	9,756,000	$976	244,000	$24	$249,976	$(225,976)	$18,137	$43,137

Subscription received	-	-	-	-	-	-	-	75,000	-	75,000
Net loss	-	-	-	-	-	-	-	-	(84,200)	(84,200)
Balance, March 31, 2022	-	$-	9,756,000	$976	244,000	$24	$249,976	$(150,976)	$(66,063)	$33,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSET ENTITIES INC.
Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,071,251)	$(84,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	200,210	-
Changes in operating assets and liabilities:
Accounts receivable	(2,995)	(4,250)
Prepaid expenses	(86,432)	-
Accounts payable and accrued expenses	131,125	8,145
Contract liabilities	(603)	5,228
Net cash used in operating activities	(829,946)	(75,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Class B common stock subscription proceeds received, net	6,615,120	75,000
Net cash provided by financing activities	6,615,120	75,000

Net increase (decrease) in cash	5,785,174	(77)
Cash at beginning of period	137,177	33,731
Cash at end of period	$5,922,351	$33,654

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSET ENTITIES INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

Liquidity

The Company had an accumulated deficit of $1,698,369 as of March 31, 2023 and a net loss of $1,071,251 during the three months ended March 31, 2023. However, in February 2023, the Company completed an equity offering which generated net proceeds of $6.6 million. Consequently, the Company’s existing cash resources and the cash received from the equity offering are expected to provide sufficient funds to carry out the Company’s planned operations through the next twelve (12) months.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2022, contained in the Company’s Form 10-K filed on March 31, 2023.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at March 31, 2023 and December 31, 2022.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2023, was approximately $5.7 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company had accounts receivable of $7,995 and recorded specific allowance for doubtful accounts of $5,000 as of March 31, 2023 to account for the delinquency related to one specific transaction. Based on management’s estimate under the expected credit loss model and based on all other accounts being current and settled, the Company has not deemed it necessary to make any additional general provision for doubtful accounts at the time of this report. To measure expected credit losses, accounts receivable are grouped based on shared risk characteristics and days past due.

Deferred Offering Costs

As of December 31, 2022, deferred offering costs represent legal fees for preparation of any securities purchase agreements or current registration statement. The Company records these fees as a current asset that will be netted against gross proceeds received from any offering or placements. In February 2023, the Company issued common stock as initial public offering and recorded offering cost as additional paid in capital.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense, deferred offering costs and contract liabilities, other current liabilities are carried at historical cost. At March 31, 2023 and December 31, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. As of March 31, 2023 and December 31, 2022, total contract liabilities were $4,045 and $4,648, respectively. Contract liabilities are typically expected to be recognized to revenue over a period not to exceed twelve (12) months.

Earnings per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. The Company would account for the potential dilution from convertible securities using the as-if converted method. The Company accounts for warrants and options using the treasury stock method. As of March 31, 2023, dilutive potential common shares include outstanding warrants.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

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

The Company had 8,385,276 shares of Class A Common Stock issued and outstanding as of March 31, 2023 and December 31, 2022.

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

On February 7, 2023, the Company granted 1,411,000 shares of class B restricted stock awards (“RSA”) under the 2022 Equity Incentive Plan (“2022 Plan”) to directors and executive officers, valued at $3,428,730.

The Company had 5,275,724 and 2,364,724 shares of Class B Common Stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

2022 Equity Incentive Plan

The maximum number of shares of Class B Common Stock that may be issued pursuant to awards granted under the 2022 Plan is 2,750,000 shares. Awards that may be granted include: (a) Incentive Stock Options, or ISO (b) Non-statutory Stock Options, (c) Stock Appreciation Rights, (d) Restricted Stock, (e) Restricted Stock Units, or RSUs, (f) Stock granted as a bonus or in lieu of another award, and (g) Performance Awards. These awards offer us and our shareholders the possibility of future value, depending on the long-term price appreciation of our Class B Common Stock and the award holder’s continuing service with us.

The RSA shares to directors vest quarterly for one year from the date of grantee’s appointment as a director. The RSA shares to officers vest annually over three years from the grant date. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the three months ended March 31, 2023, the Company recorded stock-based compensation expense of $200,210. As of March 31, 2023, no RSA shares have vested.

Warrants

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

A summary of activity for three months ended March 31, 2023, follows:

	Number of shares	Weighted Average Exercise Price	Weighted| Average Life(years)
Outstanding, December 31, 2022	52,500	$6.25	4.68
Granted	105,000	6.25	5.00
Expired	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2023	157,500	$6.25	4.72

All of the outstanding warrants are exercisable as of March 31, 2023. The intrinsic value of the warrants as of March 31, 2023, is $0.

Note 4. Related Party Transactions

During the three months ended March 31, 2023 and 2022, the Company paid management fees to officers and directors totaling $749,864 and $58,854, respectively.

Note 5. Subsequent Events

Management evaluated all events from the date of the balance sheet, which was March 31, 2023 through May 11, 2023, which is the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our condensed consolidated financial statements and should be read in conjunction with such condensed consolidated financial statements and notes thereto set forth elsewhere herein.

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

Special Note Regarding Forward-Looking Statements

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

Our Discord investment education and entertainment service is designed primarily by and for enthusiastic Generation Z, or Gen Z, retail investors, creators and influencers. Gen Z is commonly considered to be people born between 1997 and 2012. Our investment education and entertainment service focuses on stock, real estate, cryptocurrency, and NFT community learning programs designed for the next generation. While we believe that Gen Z will continue to be our primary market, our recently-expanded Discord server offering features education and entertainment content covering real estate investments, which is expected to appeal strongly to older generations as well. Our combined server user membership was approximately 260,000 as of March 31, 2023.

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

Our revenue depends on the number of paying subscribers to our Discord servers. During the fiscal quarters ended March 31, 2023 and 2022, we received revenue from 382 and 886 Asset Entities Discord server paying subscribers, respectively.

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

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. See also “Item 1A. Risk Factors – Risks Related to Our Business and Industry – The COVID-19 pandemic may cause a material adverse effect on our business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1,235,000,000 or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive pricing;

●	our ability to broaden product or service offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees and contractors; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

	Three Months Ended
Consolidated Operations Data	March 31, 2023	March 31, 2022
Revenues	$61,135	$126,059

Operating expenses
Contract labor	36,581	30,795
General and administrative	345,941	120,610
Management compensation	749,864	58,854
Total operating expenses	1,132,386	210,259

Loss from operations	(1,071,251)	(84,200)

Net loss	(1,071,251)	(84,200)

Revenues. Our revenues decreased 51.5% to approximately $0.06 million for the three months ended March 31, 2023 from approximately $0.13 million for the three months ended March 31, 2022. This decrease was primarily due to a decrease in subscription revenue as a result of a decrease in the number of paying subscribers to 382 for the three months ended March 31, 2023 from 886 for the three months ended March 31, 2022. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 438.6% to approximately $1.1 million for the three months ended March 31, 2023 from approximately $0.2 million for the three months ended March 31, 2022. This increase was primarily due to an increase in costs associated with the Company’s initial public offering and executive compensation.

Loss From Operations. Our loss from operations increased 1,172.3% to approximately $1.1 million for the three months ended March 31, 2023 from approximately $0.08 for the three months ended March 31, 2022. This increase was primarily due to a decrease in subscription revenue and an increase in costs associated with the Company’s initial public offering and executive compensation.

Net Loss. Our net loss increased 1,172.3% to approximately $1.1 million for the three months ended March 31, 2023 from approximately $0.08 million for the three months ended March 31, 2023. This increase was primarily due to a decrease in subscription revenue and an increase in costs associated with the Company’s initial public offering and executive compensation.

Liquidity and Capital Resources

As of March 31, 2023, we had cash consisting of approximately $5.9 million. To date, we have financed our operations primarily through contributed capital and sales of our services. In February 2023 we raised approximately $6.6 million in net proceeds from the Company’s initial public offering. We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for the 12 months ended March 31, 2024 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(829,946)	$(75,077)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	6,615,120	75,000
Net change in cash	5,785,174	(77)
Cash at beginning of period	137,177	33,731
Cash at end of period	$5,922,351	$(33,654)

Net cash used in operating activities was approximately $0.8 million for the three months ended March 31, 2023, as compared to net cash used in operating activities of approximately $0.08 million for the three months ended March 31, 2022. The increase was primarily due to an increase in costs associated with the Company’s initial public offering and executive compensation.

Net cash provided by financing activities was approximately $6.6 million for the three months ended March 31, 2023, as compared to approximately $0.08 million net cash provided by financing activities for the three months ended March 31, 2022. The change was primarily due to a significant increase in financing activities from the Company’s initial public offering during the three months ended March 31, 2023.

Initial Public Offering

On February 2, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC, as representative of the underwriters named on Schedule 1 thereto (“Boustead”), relating to the Company’s initial public offering of 1,500,000 shares (the “IPO Shares”) of the Class B Common Stock. Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at a purchase price (the “IPO Price”) of $4.65 (93% of the public offering price per share of $5.00, after deducting underwriting discounts and commissions and before deducting a 0.75% non-accountable expense allowance). The Company also granted Boustead a 45-day over-allotment option to purchase up to an additional 225,000 shares of Class B Common Stock at the IPO Price, less the non-accountable expense allowance, from the Company, representing 15% of the IPO Shares (the “Over-Allotment Option”). The Over-Allotment Option subsequently expired unexercised. Pursuant to the Underwriting Agreement, the Company also agreed to issue Boustead one or more warrants to purchase a number of shares of Class B Common Stock which is equal to 7% of the aggregate number of shares of Class B Common Stock sold in the initial public offering (the “Representative’s Warrant”), at an exercise price of $6.25 per share, which is equal to 125% of the public offering price, subject to adjustment, and a cashless exercise provision, and may be exercised at any time for five years following the date of issuance.

The closing of the IPO took place on February 7, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $7,500,000. After deducting underwriting discounts and commissions, the non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $6.6 million. The Company also issued the Representative’s Warrant to Boustead for the purchase of 105,000 shares of Class B Common Stock.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-267258), as amended (the “Registration Statement”), initially filed with the Securities and Exchange Commission (the “SEC”) on September 2, 2022, and declared effective by the SEC on February 2, 2023, and the final prospectus, dated February 2, 2023 (the “Final Prospectus”), filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”). The Company intends to use the net proceeds from the initial public offering for investment in corporate infrastructure, marketing and promotion of Discord communities, social campaigns, and the Company’s “AE.360.DDM” Discord design, development and management service, expansion of “SiN”, the Company’s social influencer network, increasing staff and company personnel, and general working capital, operating, and other corporate expenses.

Under our engagement letter agreement with Boustead, dated November 29, 2021 (the “Boustead Engagement Letter”), during the 12-month period following the termination or expiration of the Boustead Engagement letter, which will occur no earlier than February 7, 2024, we must compensate Boustead for any transaction with any party, including any investor in a private placement in which Boustead served as placement agent or in the initial public offering, or who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter. Such party will include, but not be limited to, Company officers, directors, employees, consultants, advisors, stockholders, members, and partners. The Boustead Engagement Letter will expire upon the later to occur of February 7, 2024 (12 months from the completion date of the initial public offering), or mutual written agreement of the Company and Boustead.

We also agreed to provide Boustead a right of first refusal (the “Right of First Refusal”) for two years following the expiration of the Boustead Engagement Letter to act as financial advisor, lead managing underwriter, book runner, placement agent, or to act as joint advisor, managing underwriter, book runner, or placement agent on at least equal economic terms, on any public or private financing (debt or equity), merger, business combination, recapitalization or sale of some or all of the equity or assets of the Company.  In the event that we engage Boustead to provide such services, Boustead will be compensated consistent with the Boustead Engagement Letter, as described below, unless we mutually agree otherwise. In addition, Boustead will be entitled to the compensation that it would have been entitled to receive for providing applicable services during the term of the Boustead Engagement Letter in connection with any transaction completed during the 12-month period following the termination or expiration of the Boustead Engagement Letter between the Company and a party who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter, including any investor in the Company’s private placements in which Boustead served as placement agent or any investor in the Company’s initial public offering (the “Tail Rights”).

Under the Boustead Engagement Letter, in connection with a transaction as to which Boustead duly exercises the Right of First Refusal or is entitled to the Tail Rights, Boustead shall receive compensation as follows:

●	other than normal course of business activities, as to any sale, merger, acquisition, joint venture, strategic alliance, license, research and development, or other similar agreements, Boustead will accrue compensation under a percentage fee of the Aggregate Consideration (as defined in the Boustead Engagement Letter) calculated as follows:

o	10.0% for Aggregate Consideration of less than $10,000,000; plus
o	8.0% for Aggregate Consideration between $10,000,000 - $25,000,000; plus
o	6.0% for Aggregate Consideration between $25,000,001 - $50,000,000; plus
o	4.0% for Aggregate Consideration between $50,000,001 - $75,000,000; plus
o	2.0% for Aggregate Consideration between $75,000,001 - $100,000,000; plus
o	1.0% for Aggregate Consideration above $100,000,000;

●	for any investment transaction including any common stock, preferred stock, ordinary shares, convertible stock, limited liability company or limited partnership memberships, debt, convertible debentures, convertible debt, debt with warrants, stock warrants, stock options (excluding issuances to Company employees), stock purchase rights, or any other securities convertible into common stock, any form of debt instrument involving any form of equity participation, and including the conversion or exercise of any securities sold in any transaction, Boustead shall receive upon each investment transaction closing a success fee, payable in (i) cash, equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (ii) a non-accountable expense allowance equal to 1% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (iii) warrants equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, including shares issuable upon conversion or exercise of the securities sold in any transaction, and in the event that warrants or other rights are issued in the investment transaction, 7% of the shares issuable upon exercise of the warrants or other rights, and in the event of a debt or convertible debt financing, warrants to purchase an amount of Company stock equal to the 7% of the gross amount or facility received by the Company in a debt financing divided by the warrant exercise share. The warrant exercise price will be the lower of: 1.) the fair market value price per share of the Company’s common stock as of each such financing closing date; 2.) the price per share paid by investors in each respective financing; 3.) in the event that convertible securities are sold in the financing, the conversion price of such securities; or 4.) in the event that warrants or other rights are issued in the financing, the exercise price of such warrants or other rights;

●	any such warrants will be transferable in accordance with rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and SEC regulations, exercisable from the date of issuance and for a term of five years, contain cashless exercise provisions, be non-callable and non-cancelable with immediate piggy-back registration rights, have customary anti-dilution provisions and any future stock issuances, etc., at a price(s) below the exercise price per share, at terms no less favorable than the terms of any warrants issued to participants in the related transaction, and provide for automatic exercise immediately prior to expiration; and

●	reasonable out-of-pocket expenses in connection with the performance of its services, regardless of whether a transaction occurs.

Pursuant to the Underwriting Agreement, as of February 3, 2023, we are subject to a lock-up agreement that prevents, subject to certain exceptions, selling or transferring any shares of capital stock of the Company for up to 12 months. In addition, our officers, directors and beneficial owners of approximately 78.0% of our common stock agreed to be locked up for a period of 12 months. Holders of approximately 7.2% of our outstanding common stock agreed to be locked up for a period of nine months, and a holder of approximately 2.3% of our outstanding Class B Common Stock prior to the initial public offering offering agreed to be locked up for a period of six months with respect to approximately 0.9% of the outstanding common stock held by such holder, subject to certain exceptions. The remaining shares are not subject to lock-up provisions or such lock-up provisions have been waived.

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

In total, the Registration Statement registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $8,625,000, representing the right to sell up to 1,725,000 shares of Class B Common Stock at the IPO Price upon full exercise of the Over-Allotment Option; the Representative’s Warrant; shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $754,687.50, representing rights to purchase up to 120,750 shares of Class B Common Stock at the exercise price of $6.25 per share, upon full exercise of the over-allotment option; and 1,500,000 shares of Class B Common Stock on behalf of the selling stockholders. As of the date of this report, the IPO Shares were sold for aggregate gross proceeds of $7,500,000 and the Representative’s Warrant was issued with the right to purchase up to 105,000 shares of Class B Common Stock at $6.25 per share for gross proceeds of up to $656,250. As of the date of this report, the Over-Allotment Option had expired unexercised and we have not received any proceeds from the exercise of the Representative’s Warrant because it has not been exercised.

The Company’s officers, directors, and certain stockholders who, prior to the initial public offering, held shares of Class B Common Stock or shares of the Class A Common Stock, have agreed, subject to certain exceptions, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any shares of Class A Common Stock or Class B Common Stock or other securities convertible into or exercisable or exchangeable for shares of Class A Common Stock or Class B Common Stock for a period of 6 months, 9 months or 12 months, as applicable, without the prior written consent of Boustead.

On April 4, 2023, Post-Effective Amendment No. 1 to the Registration Statement (the “Post-Effective Amendment”) was filed with the SEC and became effective on April 14, 2023. The Post-Effective Amendment was required to be filed to update the Registration Statement’s prospectus to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023.

The Post-Effective Amendment registered the sale of shares of common stock issuable upon exercise of the Representative’s Warrant and the resale of the shares of common stock held by the selling stockholders.

The following is our reasonable estimate of the uses of the proceeds from the Company’s initial public offering from the date of the closing of the offering on February 7, 2023 until March 31, 2023:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	None was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	$0.8 million was used for working capital; and

●	None was used for temporary investments.

As of the date of this report, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and we do not expect, any material change in the planned use of proceeds from the initial public offering as described in the Registration Statement, the Final Prospectus, and the Post-Effective Amendment.

Contractual Obligations

During the three months ended March 31, 2023 and 2922, we had no significant cash requirements for capital expenditures or other cash needs under any contractual or other obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

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

Earnings per Share of Common Stock

The Company has adopted Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share”, which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. The Company would account for the potential dilution from convertible securities using the as-if converted method. The Company accounts for warrants and options using the treasury stock method. As of March 31, 2023, dilutive potential shares of common stock include outstanding warrants.

Income Taxes

As described in more detail above (see “Part 1. Financial Information – Item 1. Financial Statements – Note 1. Organization, Description of Business and Liquidity – Organization”), the business now conducted by the Company was operated as a partnership from August 1, 2020 until October 19, 2020, when it was reorganized as a limited liability company, or LLC, and that LLC was merged into the Company on March 28, 2022. Prior to that date, the partnership and the subsequent LLC were not subject to federal income tax and all income, deductions, gains and losses were attributed to the partners or members.

The Company adopted Financial Accounting Standards Board (“FASB”) ASC Topic 740, “Income Taxes” (“FASB ASC 740”), at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2023. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds from Initial Public Offering

On February 2, 2023, we entered into the Underwriting Agreement with Boustead relating to the Company’s initial public offering of the IPO Shares. Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at the IPO Price as reduced by a 0.75% non-accountable expense allowance. The Company also granted Boustead the Over-Allotment Option. The Over-Allotment Option subsequently expired unexercised. Pursuant to the Underwriting Agreement, the Company also agreed to issue Boustead the Representative’s Warrant.

The closing of the IPO took place on February 7, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $7,500,000. After deducting underwriting discounts and commissions, the non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $6.6 million. The Company also issued the Representative’s Warrant to Boustead for the purchase of 105,000 shares of Class B Common Stock.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Registration Statement, initially filed with the SEC on September 2, 2022, and declared effective by the SEC on February 2, 2023, and the Final Prospectus, filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act. The Company intends to use the net proceeds from the initial public offering for investment in corporate infrastructure, marketing and promotion of Discord communities, social campaigns, and the Company’s “AE.360.DDM” Discord design, development and management service, expansion of “SiN”, the Company’s social influencer network, increasing staff and company personnel, and general working capital, operating, and other corporate expenses.

Under the “Boustead Engagement Letter, during the 12-month period following the termination or expiration of the Boustead Engagement letter, which will occur no earlier than February 7, 2024, we must compensate Boustead for any transaction with any party, including any investor in a private placement in which Boustead served as placement agent or in the initial public offering, or who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter. Such party will include, but not be limited to, Company officers, directors, employees, consultants, advisors, stockholders, members, and partners. The Boustead Engagement Letter will expire upon the later to occur of February 7, 2024 (12 months from the completion date of the initial public offering), or mutual written agreement of the Company and Boustead.

We also agreed to provide Boustead the Right of First Refusal on any public or private financing (debt or equity), merger, business combination, recapitalization or sale of some or all of the equity or assets of the Company.  In the event that we engage Boustead to provide such services, Boustead will be compensated consistent with the Boustead Engagement Letter, as described below, unless we mutually agree otherwise. In addition, Boustead will be entitled to the Tail Rights.

Under the Boustead Engagement Letter, in connection with a transaction as to which Boustead duly exercises the Right of First Refusal or is entitled to the Tail Rights, Boustead shall receive compensation as follows:

●	other than normal course of business activities, as to any sale, merger, acquisition, joint venture, strategic alliance, license, research and development, or other similar agreements, Boustead will accrue compensation under a percentage fee of the Aggregate Consideration (as defined in the Boustead Engagement Letter) calculated as follows:

o	10.0% for Aggregate Consideration of less than $10,000,000; plus
o	8.0% for Aggregate Consideration between $10,000,000 - $25,000,000; plus
o	6.0% for Aggregate Consideration between $25,000,001 - $50,000,000; plus
o	4.0% for Aggregate Consideration between $50,000,001 - $75,000,000; plus
o	2.0% for Aggregate Consideration between $75,000,001 - $100,000,000; plus
o	1.0% for Aggregate Consideration above $100,000,000;

●	for any investment transaction including any common stock, preferred stock, ordinary shares, convertible stock, limited liability company or limited partnership memberships, debt, convertible debentures, convertible debt, debt with warrants, stock warrants, stock options (excluding issuances to Company employees), stock purchase rights, or any other securities convertible into common stock, any form of debt instrument involving any form of equity participation, and including the conversion or exercise of any securities sold in any transaction, Boustead shall receive upon each investment transaction closing a success fee, payable in (i) cash, equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (ii) a non-accountable expense allowance equal to 1% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (iii) warrants equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, including shares issuable upon conversion or exercise of the securities sold in any transaction, and in the event that warrants or other rights are issued in the investment transaction, 7% of the shares issuable upon exercise of the warrants or other rights, and in the event of a debt or convertible debt financing, warrants to purchase an amount of Company stock equal to the 7% of the gross amount or facility received by the Company in a debt financing divided by the warrant exercise share. The warrant exercise price will be the lower of: 1.) the fair market value price per share of the Company’s common stock as of each such financing closing date; 2.) the price per share paid by investors in each respective financing; 3.) in the event that convertible securities are sold in the financing, the conversion price of such securities; or 4.) in the event that warrants or other rights are issued in the financing, the exercise price of such warrants or other rights;

●	any such warrants will be transferable in accordance with FINRA rules and SEC regulations, exercisable from the date of issuance and for a term of five years, contain cashless exercise provisions, be non-callable and non-cancelable with immediate piggy-back registration rights, have customary anti-dilution provisions and any future stock issuances, etc., at a price(s) below the exercise price per share, at terms no less favorable than the terms of any warrants issued to participants in the related transaction, and provide for automatic exercise immediately prior to expiration; and

●	reasonable out-of-pocket expenses in connection with the performance of its services, regardless of whether a transaction occurs.

Pursuant to the Underwriting Agreement, as of February 3, 2023, we are subject to a lock-up agreement that prevents, subject to certain exceptions, selling or transferring any shares of capital stock of the Company for up to 12 months. In addition, our officers, directors and beneficial owners of approximately 78.0% of our common stock agreed to be locked up for a period of 12 months. Holders of approximately 7.2% of our outstanding common stock agreed to be locked up for a period of nine months, and a holder of approximately 2.3% of our outstanding Class B Common Stock prior to the initial public offering offering agreed to be locked up for a period of six months with respect to approximately 0.9% of the outstanding common stock held by such holder, subject to certain exceptions. The remaining shares are not subject to lock-up provisions or such lock-up provisions have been waived.

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

In total, the Registration Statement registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $8,625,000, representing the right to sell up to 1,725,000 shares of Class B Common Stock at the IPO Price upon full exercise of the Over-Allotment Option; the Representative’s Warrant; shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $754,687.50, representing rights to purchase up to 120,750 shares of Class B Common Stock at the exercise price of $6.25 per share, upon full exercise of the over-allotment option; and 1,500,000 shares of Class B Common Stock on behalf of the selling stockholders. As of the date of this report, the IPO Shares were sold for aggregate gross proceeds of $7,500,000 and the Representative’s Warrant was issued with the right to purchase up to 105,000 shares of Class B Common Stock at $6.25 per share for gross proceeds of up to $656,250. As of the date of this report, the Over-Allotment Option had expired unexercised and the Representative’s Warrant has not been exercised.

The Company’s officers, directors, and certain stockholders who, prior to the initial public offering, held shares of Class B Common Stock or shares of the Class A Common Stock, have agreed, subject to certain exceptions, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any shares of Class A Common Stock or Class B Common Stock or other securities convertible into or exercisable or exchangeable for shares of Class A Common Stock or Class B Common Stock for a period of 6 months, 9 months or 12 months, as applicable, without the prior written consent of Boustead.

On April 4, 2023, the Post-Effective Amendment was filed with the SEC and became effective on April 14, 2023. The Post-Effective Amendment was required to be filed to update the Registration Statement’s prospectus to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023.   The Post-Effective Amendment registered the sale of shares of common stock issuable upon exercise of the Representative’s Warrant and the resale of the shares of common stock held by the selling stockholders.

The following is our reasonable estimate of the uses of the proceeds from the Company’s initial public offering from the date of the closing of the offering on February 7, 2023 until March 31, 2023:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	None was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	$0.8 million was used for working capital; and

●	None was used for temporary investments.

As of the date of this report, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and we do not expect, any material change in the planned use of proceeds from the initial public offering as described in the Registration Statement, the Final Prospectus, and the Post-Effective Amendment.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2023, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed under Item 3.02 in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended March 31, 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of Asset Entities Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 2, 2022)
3.2	Bylaws of Asset Entities Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 2, 2022)
4.1	Common Stock Purchase Warrant issued to Boustead Securities, LLC, dated February 7, 2023 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 8, 2023)
10.1	Underwriting Agreement, dated February 2, 2022, by and between Asset Entities Inc. and Boustead Securities, LLC (as representative of the underwriters named therein) (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on February 8, 2023)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2023	ASSET ENTITIES INC.

/s/ Arshia Sarkhani
	Name:	Arshia Sarkhani
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Matthew Krueger
	Name:	Matthew Krueger
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)