Form 10-Q
period 2023-06-30
Asset Entities Inc.
filed 2023-08-14
CIK 1920406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 14, 2023, there were a total of 8,385,276 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding and 5,375,724 shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

ASSET ENTITIES INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ASSET ENTITIES INC.

UNAUDITED FINANCIAL STATEMENTS

ASSET ENTITIES INC.

Balance Sheets

	As of June 30,	As of December 31,
	2023	2022

ASSETS
Current Assets
Cash	$5,016,182	$137,177
Prepaid expenses	71,096	-
Deferred offering costs	-	235,844
Total Current Assets	5,087,278	373,021

TOTAL ASSETS	$5,087,278	$373,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and credit card liability	$156,511	$214,590
Contract liabilities	24,874	4,648
Total Current Liabilities	181,385	219,238

TOTAL LIABILITIES	181,385	219,238

Commitments and contingencies

Stockholders’ Equity
Preferred Stock; $0.0001 par value, 50,000,000 authorized	-	-
Common Stock; $0.0001 par value, 200,000,000 authorized
Class A Common Stock; $0.0001 par value, 10,000,000 authorized 8,385,276 shares issued and outstanding	839	839
Class B Common Stock; $0.0001 par value, 190,000,000 authorized 5,375,724 and 2,364,724 shares issued and outstanding, respectively	537	236
Additional paid in capital	7,923,943	779,826
Subscription receivable	-	-
Accumulated deficit	(3,019,426)	(627,118)
Total Stockholders’ Equity	4,905,893	153,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,087,278	$373,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSET ENTITIES INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$74,912	$72,664	$136,047	$198,723

Operating expenses
Contract labor	48,083	51,289	84,664	82,084
General and administrative	497,713	119,027	843,654	239,637
Management compensation	850,173	147,487	1,600,037	206,341
Total operating expenses	1,395,969	317,803	2,528,355	528,062

Loss from operations	(1,321,057)	(245,139)	(2,392,308)	(329,339)

Net loss	$(1,321,057)	$(245,139)	$(2,392,308)	$(329,339)

Loss per share of common stock - basic and diluted	$(0.10)	$(0.02)	$(0.18)	$(0.03)

Weighted average number of shares of common stock outstanding - basic and diluted	13,712,648	10,060,440	13,091,901	10,030,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSET ENTITIES INC.

Statement of Stockholders’ Equity

(Unaudited)

For the six months ended June 30, 2023:

							Additional
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	-	$-	8,385,276	$839	2,364,724	$236	$779,826	$(627,118)	$153,783

Class B common stock and warrant issued	-	-	-	-	1,500,000	150	6,540,343	-	6,540,493
Class B Common stock issued for restricted stock awards	-	-	-	-	1,411,000	141	200,069	-	200,210
Net loss	-	-	-	-	-	-	-	(1,071,251)	(1,071,251)
Balance - March 31, 2023	-	$-	8,385,276	$839	5,275,724	$527	$7,520,238	$(1,698,369)	$5,823,235

Class B Common stock issued for restricted stock awards	-	-	-	-	100,000	10	403,705	-	403,715
Net loss	-	-	-	-	-	-	-	(1,321,057)	(1,321,057)
Balance - June 30, 2023	-	$-	8,385,276	$839	5,375,724	$537	$7,923,943	$(3,019,426)	$4,905,893

For the six months ended June 30, 2022:

			Class A		Class B		Additional		Retained earnings
	Preferred Stock		Common Stock		Common Stock		Paid in	Subscription	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	Total

Balance – December 31, 2021	-	$-	9,756,000	$976	244,000	$24	$249,976	$(225,976)	$18,137	$43,137

Subscription received	-	-	-	-	-	-	-	75,000	-	75,000
Net loss	-	-	-	-	-	-	-	-	(84,200)	(84,200)
Balance – March 31, 2022	-	$-	9,756,000	$976	244,000	$24	$249,976	$(150,976)	$(66,063)	$33,937
Conversion from Class A Common Stock to Class B Common Stock	-	-	(770,724)	(77)	770,724	77	-	-	-	-
Class B Common Stock issued	-	-	-	-	250,000	25	174,900	-	-	174,925
Subscription received	-	-	-	-	-	-	-	150,000	-	150,000
Net loss	-	-	-	-	-	-	-	-	(245,139)	(245,139)
Balance - June 30, 2022	-	$-	8,985,276	$899	1,264,724	$126	$424,876	$(976)	$(311,202)	$113,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSET ENTITIES INC.

Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,392,308)	$(329,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	603,925	-
Changes in operating assets and liabilities:
Accounts receivable	-	(1,300)
Prepaid expenses	(71,096)	-
Accounts payable and accrued expenses	(126,792)	32,634
Contract liabilities	20,226	4,303
Net cash used in operating activities	(1,966,045)	(293,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Class B common stock subscription proceeds received, net	6,845,050	399,925
Deferred offering costs	-	(24,530)
Net cash provided by financing activities	6,845,050	375,395

Net change in cash	4,879,005	81,693
Cash at beginning of period	137,177	33,731
Cash at end of period	$5,016,182	$115,424

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Class A to Class B common stock	$-	$77

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSET ENTITIES INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

Liquidity

The Company had an accumulated deficit of $3,019,426 as of June 30, 2023 and a net loss of $2,392,308 during the six months ended June 30, 2023. However, in February 2023, the Company completed an equity offering which generated net proceeds of $6.6 million. Consequently, the Company’s existing cash resources and the cash received from the equity offering are expected to provide sufficient funds to carry out the Company’s planned operations through the next twelve (12) months.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2022, contained in the Company’s Form 10-K filed on June 30, 2023.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at June 30, 2023 and December 31, 2022.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2023, was approximately $4.8 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company had no accounts receivable of as of June 30, 2023 to account for the delinquency related to one specific transaction. Based on management’s estimate under the expected credit loss model and based on all other accounts being current and settled, the Company has not deemed it necessary to make any additional general provision for doubtful accounts at the time of this report. To measure expected credit losses, accounts receivable are grouped based on shared risk characteristics and days past due.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense, deferred offering costs and contract liabilities, other current liabilities are carried at historical cost. At June 30, 2023 and December 31, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. As of June 30, 2023 and December 31, 2022, total contract liabilities were $24,874 and $4,648, respectively. Contract liabilities are typically expected to be recognized to revenue over a period not to exceed twelve (12) months.

Earnings per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. The Company would account for the potential dilution from convertible securities using the as-if converted method. The Company accounts for warrants and options using the treasury stock method. As of June 30, 2023, dilutive potential common shares include outstanding warrants.

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

The Company had 8,385,276 shares of Class A Common Stock issued and outstanding as of June 30, 2023 and December 31, 2022.

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

During the six months ended June 30, 2023, the Company granted 1,511,000 shares of class B restricted stock awards (“RSA”) under the 2022 Equity Incentive Plan (“2022 Plan”) to directors and executive officers, valued at $3,532,130.

The Company had 5,375,724 and 2,364,724 shares of Class B Common Stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

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

The RSA shares to directors vest quarterly for one year from the date of grantee’s appointment as a director. The RSA shares to officers vest annually over three years from the grant date. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the six months ended June 30, 2023, the Company recorded stock-based compensation expense of $603,925. As of June 30, 2023, 118,000 RSA shares have vested.

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

A summary of activity for six months ended June 30, 2023, follows:

		Weighted	Weighted
	Number of	Average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2022	52,500	$6.25	4.68
Granted	105,000	6.25
Expired	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2023	157,500	$6.25	4.47

All of the outstanding warrants are exercisable as of June 30, 2023. The intrinsic value of the warrants as of June 30, 2023, is $0.

Note 4. Subsequent Events

On June 30, 2023, the Company entered into a Closing Agreement (the “Closing Agreement”) with Triton Funds LP, a Delaware limited partnership (“Triton”). Subject to the terms of the Closing Agreement, the Company had an option to deliver a closing notice (the “Closing Notice”) to Triton at any time on or before September 30, 2023, pursuant to which Triton would have been obligated to purchase shares of Class B Common Stock of the Company with an aggregate value of $1,000,000.

On August 1, 2023, the Company and Triton entered into an Amended and Restated Closing Agreement (the “Amended and Restated Closing Agreement”). Subject to the terms of the Amended and Restated Closing Agreement, the Company has an option to deliver the Closing Notice to Triton at any time on or before September 30, 2023, pursuant to which Triton will be obligated to purchase certain securities of the Company with an aggregate value of $1,000,000.

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

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business, including “AE 360 DDM”, “Asset Entities Where Assets Are Created”, “SiN”, “Social Influencer Network”, and associated marks. For convenience, we may not include the ℠, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this report are the property of their respective owners.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the potential impact of the COVID-19 pandemic on our operations and financial condition;

●	our ability to introduce new products and services;

●	our ability to obtain additional funding to develop additional services and offerings;

●	anticipated compliance with obligations under intellectual property licenses with third parties;

●	market acceptance of our new offerings;

●	competition from existing online offerings or new offerings that may emerge;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	the accuracy and completeness of the data underlying our or third-party sources’ industry and market analyses and projections;

●	our expectations regarding demand for, and market acceptance of, our services;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

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

Overview

Asset Entities is a technology company providing social media marketing and content delivery services across Discord and other social media platforms. We also design, develop and manage servers for communities on Discord. Based on the rapid growth of our Discord servers and social media following, we have developed three categories of services: (1) our Discord investment education and entertainment services, (2) social media and marketing services, and (3) our AE.360.DDM services. All of our services are based on our effective use of Discord as well as other social media including TikTok, Twitter, Instagram, and YouTube.

Our Discord investment education and entertainment service is designed primarily by and for enthusiastic Generation Z, or Gen Z, retail investors, creators and influencers. Gen Z is commonly considered to be people born between 1997 and 2012. Our investment education and entertainment service focuses on stock, real estate, cryptocurrency, and NFT community learning programs designed for the next generation. While we believe that Gen Z will continue to be our primary market, our recently-expanded Discord server offering features education and entertainment content covering real estate investments, which is expected to appeal strongly to older generations as well. Our combined server user member base was approximately 260,000 as of June 30, 2023. During the quarter ended June 30, 2023, we introduced a line of limited-supply avatars and related merchandise for sale to users of this service.

Our social media and marketing services utilize our management’s social influencer backgrounds by offering social media and marketing campaign services to business clients. Our team of social influencer independent contractors, which we call our “SiN” or “Social Influencer Network”, can perform social media and marketing campaign services to expand our clients’ Discord server bases and drive traffic to their businesses, as well as increase the number members of our own servers.

Our “AE.360.DDM, Design Develop Manage” service, or “AE.360.DDM”, is a suite of services to individuals and companies seeking to create a server on Discord. We believe we are the first company to provide “Design, Develop and Manage,” or DDM, services for any individual, company, or organization that wishes to join Discord and create their own community. With our AE.360.DDM rollout, we are uniquely positioned to offer DDM services in the growing market for Discord servers. During the quarter ended June 30, 2023, we launched a new AE.360.DDM website; engaged music producer Jeff Blue as Head of Entertainment to lead the development of the AE.360.DDM Music and Entertainment Artist and Repertoire (A&R) service; hired a Senior Project Manager for all Discord servers under the AE.360.DDM suite of services; introduced a ChatGPT AI bot as an AE.360.DDM Discord server customer service feature; engaged professional golfers Bryson DeChambeau and Scott Verplank to promote the AE.360.DDM service; and engaged Michael Irvin, American sports commentator and former professional football player, to provide marketing services for the AE.360.DDM service.

We believe that we are a leading provider of all of these services, that we have built a scalable and sustainable business model and that our competitive strengths position us favorably in each aspect of our business.

Our revenue depends in part on the number of paying subscribers to our Discord servers.  During the three months ended June 30, 2023 and 2022, we received revenue from 348 and 723 Asset Entities Discord server paying subscribers, respectively.  We define “members” as all Discord users who join any of our Discord servers, regardless of whether they subscribe to our premium content, and “paying subscribers” as members who pay a fee to subscribe to our premium Discord content.

As discussed above, we have recently announced a number of initiatives to expand our revenue base, but the extent and timing of any favorable impacts that they may have upon our revenues, income from operations, or other results of operations, are subject to, and may be offset by unfavorable impacts on our results of operations due to, many other factors and uncertainties that are discussed in this report, including under “—Special Note Regarding Forward-Looking Statements” and “—Impact of COVID-19 Pandemic”, and “—Principal Factors Affecting Our Financial Performance”, and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Impact of COVID-19 Pandemic

The global pandemic of a novel strain of coronavirus, or COVID-19, prompted public health authorities and governments at local, national and international levels to announce various measures to counter the pandemic. Some measures that directly or indirectly impact our business include voluntary or mandatory quarantines, school and workplace closures, restrictions on travel, and limiting gatherings of people in public places.

We believe that we have fully complied with all federal, state and local requirements relating to COVID-19. We have undertaken various measures in an effort to mitigate the spread of COVID-19. From our founding, we have been a highly efficient remote-first company, which has been able to continue to function as normal even with pandemic-related stay-at-home orders and other regulations. We have also exploited certain trends related to the COVID-19 pandemic, including its acceleration of global growth in virtual services.

Conversely, we believe we have experienced a substantial decrease in subscriptions and related revenues compared to those generated during 2021 largely as a result of the reversal of COVID-19-pandemic countermeasures. We believe that the general full reopening of schools, workplaces, social settings, and travel services in most of the United States as of the first quarter of 2022 has reduced demand for online services like ours. The rapid growth of our revenues from 2020 to 2021 as disclosed in previous filings with the SEC is therefore not believed to be indicative of our performance for subsequent periods.

In addition, were the COVID-19 pandemic to resurge in severity, there is no assurance that it would contribute favorably to our results of operations. Pandemic-related effects have included and may in the future include adverse impacts on global economic activity and significant volatility and negative pressure in financial markets. The resulting global deterioration in economic conditions and financial volatility may have an adverse impact on discretionary consumer spending or investing, and could also impact our business and demand for our services. Therefore, the manner and extent to which future pandemic-related measures may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report. The pandemic and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. See also “Item 1A. Risk Factors – Risks Related to Our Business and Industry – The COVID-19 pandemic may cause a material adverse effect on our business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Recent Developments

On June 30, 2023, the Company entered into a Closing Agreement (the “Closing Agreement”) with Triton Funds LP, a Delaware limited partnership (“Triton”). Subject to the terms of the Closing Agreement, the Company had an option to deliver a closing notice (the “Closing Notice”) to Triton at any time on or before September 30, 2023, pursuant to which Triton would have been obligated to purchase shares of Class B Common Stock of the Company with an aggregate value of $1,000,000.

On August 1, 2023, the Company and Triton entered into an Amended and Restated Closing Agreement (the “Amended and Restated Closing Agreement”). Subject to the terms of the Amended and Restated Closing Agreement, the Company has an option to deliver the Closing Notice to Triton at any time on or before September 30, 2023, pursuant to which Triton will be obligated to purchase certain securities of the Company with an aggregate value of $1,000,000 in the following manner. Upon delivery of the Closing Notice, Triton must purchase newly-issued shares of Class B Common Stock of the Company (the “Triton Shares”) in an amount equal to up to 9.99% of the outstanding shares of Class B Common Stock following such purchase, plus pre-funded warrants (the “Triton Pre-Funded Warrants” and together with the Triton Shares, the “Triton Securities”) that may be exercised to purchase an amount of newly-issued shares of Class B Common Stock (the “Triton Warrant Shares”), such that the aggregate price of the Triton Shares and the Triton Pre-Funded Warrants together with the exercise price to be paid upon full exercise of the Triton Pre-Funded Warrants will equal a total gross purchase price of $1,000,000. Upon the Company’s election to deliver the Closing Notice, the price of each of the Triton Shares will be set at 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days before and five business days after the date of the Closing Notice. The anticipated Triton Shares, Triton Pre-Funded Warrant, if required or elected by Triton, or both, will be issued on the date of such notice based on the price per share that is 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days before the date of such notice. If the lowest volume-weighted average price up to five of the trading days following the date of the notice is lower than the lowest volume-weighted average price during the five-trading-day before the date of such notice, then the Company will issue the required additional Triton Shares, a Triton Pre-Funded Warrant, if required or elected by Triton, or both, based on that price. Triton will pay the purchase price no later than five business days after the date of the Closing Notice.

The Triton Pre-Funded Warrants will have an exercise price of $0.01 per share and no expiration date. The Triton Pre-Funded Warrants will also contain cashless exercise provisions. For each of the Triton Warrant Shares that is required to or is elected to be issuable pursuant to the issuance of the Triton Pre-Funded Warrants instead of as Triton Shares, the number of Triton Shares that the Company will issue to Triton at the time of any sale of the Triton Securities will be decreased on a one-for-one basis. The proceeds from a sale under the Amended and Restated Closing Agreement will be reduced by a $25,000 administrative fee.

Triton’s obligation to purchase the Triton Securities under the Amended and Restated Closing Agreement is subject to certain conditions. These conditions include the filing and effectiveness of a registration statement for the resale of the Triton Shares and Triton Warrant Shares. In addition, the Class B Common Stock must remain listed on the Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”), and the issuance of the Triton Shares, the Triton Pre-Funded Warrants, or the Triton Warrant Shares must not violate any requirements of Nasdaq.

The Amended and Restated Closing Agreement contains additional requirements, including that, except as disclosed in the Company’s filings with the Securities and Exchange Commission, the Company must maintain the listing of the Class B Common Stock on the Nasdaq Capital Market tier of Nasdaq and provide notice to Triton of certain events affecting the effectiveness of the registration statement filed to register the resale of the Triton Shares and Triton Warrant Shares or the availability of the respective prospectus. The Amended and Restated Closing Agreement also provides for indemnification of Triton against liabilities relating to misrepresentations, breaches of obligations, and third-party claims relating to the Amended and Restated Closing Agreement, with certain exceptions. The Amended and Restated Closing Agreement will expire either upon the date that Triton pays the required purchase price after receiving the Closing Notice, or September 30, 2023.

There is no relationship between the Company or its affiliates and Triton, other than in respect of the Amended and Restated Closing Agreement.

In connection with the Amended and Restated Closing Agreement, pursuant to an engagement letter agreement between the Company and Boustead Securities, LLC, a registered broker-dealer (“Boustead”), dated November 29, 2021 and the underwriting agreement between the Company and Boustead, as representative of the underwriters of the Company’s initial public offering, dated February 2, 2023, upon a closing under the Amended and Restated Closing Agreement, if any, the Company will be required to pay Boustead a cash fee equal to 7% of the gross proceeds to be received from such closing, i.e., $70,000; pay Boustead a non-accountable expense allowance equal to 1% of the gross proceeds to be received from such closing, i.e., $10,000; issue Boustead a warrant with respect to the Triton Shares exercisable for a number of shares of Class B Common Stock equal to 7% of the number of the Triton Shares at an exercise price equal to the price per share for the Triton Shares; and issue Boustead a warrant with respect to the issuance of the Triton Pre-Funded Warrants exercisable for a number of shares of Class B Common Stock equal to 7% of the Triton Warrant Shares at an exercise price equal to $0.01 per share (collectively, the “Tail Warrants”). The Tail Warrants will be exercisable for a period of five years and contain cashless exercise provisions. The Company is also required to reimburse Boustead for all reasonable invoiced out-of-pocket expenses in connection with its performance of any services relating to the Amended and Restated Closing Agreement, regardless of whether a sale under the Amended and Restated Closing Agreement occurs.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

	Three Months Ended
Consolidated Operations Data	June 30, 2023	June 30, 2022
Revenues	$74,912	$72,664

Operating expenses
Contract labor	48,083	51,289
General and administrative	497,713	119,027
Management compensation	850,173	147,487
Total operating expenses	1,395,969	317,803

Loss from operations	(1,321,057)	(245,139)

Net loss	(1,321,057)	(245,139)

Revenues. Our revenues increased 3.1% to approximately $0.075 million for the three months ended June 30, 2023 from approximately $0.073 million for the three months ended June 30, 2022. This increase was primarily due to an increase in contract revenue of approximately $0.037 for the three months ended June 30, 2023, offset by a decrease in revenue from Discord paying subscribers of approximately $0.035 million for the three months ended June 30, 2023, compared to such revenues for the three months ended June 30, 2022. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 339.3% to approximately $1.4 million for the three months ended June 30, 2023 from approximately $0.3 million for the three months ended June 30, 2022. This increase was primarily due to an increase in costs associated with the Company’s initial public offering and administrative cost of public filings of approximately $0.4 million and an increase in management compensation costs of approximately $0.8 million for the three months ended June 30, 2023 compared to such costs for the three months ended June 30, 2022.

Loss From Operations. Our loss from operations increased 438.9% to approximately $1.3 million for the three months ended June 30, 2023 from approximately $0.2 million for the three months ended June 30, 2022. This increase was primarily due to an increase in costs associated with the Company’s initial public offering and administrative cost of public filings of approximately $0.4 million and an increase in management compensation costs of approximately $0.8 million for the three months ended June 30, 2023 compared to such costs for the three months ended June 30, 2022.

Net Loss. Our net loss increased 438.9% to approximately $1.3 million for the three months ended June 30, 2023 from approximately $0.2 million for the three months ended June 30, 2023. This increase was primarily due to an increase in costs associated with the Company’s initial public offering and administrative cost of public filings of approximately $0.4 million and an increase in management compensation costs of approximately $0.8 million for the three months ended June 30, 2023 compared to such costs for the three months ended June 30, 2022.

Comparison of Six Months Ended June 30, 2023 and 2022

	Six Months Ended
Consolidated Operations Data	June 30, 2023	June 30, 2022
Revenues	$136,047	$198,723

Operating expenses
Contract labor	84,664	82,084
General and administrative	843,654	239,637
Management compensation	1,600,037	206,341
Total operating expenses	2,528,355	528,062

Loss from operations	(2,392,308)	(329,339)

Net loss	(2,392,308)	(329,339)

Revenues. Our revenues decreased 31.5% to approximately $0.1 million for the six months ended June 30, 2023 from approximately $0.2 million for the six months ended June 30, 2022. This decrease was primarily due to a decrease in subscription revenue of approximately $0.073 million, offset by an increase in contract revenue of approximately $0.011 million for the six months ended June 30, 2023, compared to such revenues for the six months ended June 30, 2022. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 378.8% to approximately $2.5 million for the six months ended June 30, 2023 from approximately $0.5 million for the six months ended June 30, 2022. This increase was primarily due to an increase in costs associated with the Company’s initial public offering and administrative cost of public filings of approximately $0.6 million and an increase in management compensation costs of approximately $1.4 million for the six months ended June 30, 2023 compared to such costs for the six months ended June 30, 2022.

Loss From Operations. Our loss from operations increased 626.4% to approximately $2.4 million for the six months ended June 30, 2023 from approximately $0.3 million for the six months ended June 30, 2022. This increase was primarily due to a decrease in subscription revenue of approximately $0.073, offset by an increase in contract revenue of approximately $0.011 million; an increase in costs associated with the Company’s initial public offering and administrative cost of public filings of approximately $0.6 million; and an increase in management compensation costs of approximately $1.4 million for the six months ended June 30, 2023, compared to such revenue and costs for the six months ended June 30, 2022.

Net Loss. Our net loss increased 626.4% to approximately $2.4 million for the six months ended June 30, 2023 from approximately $0.3 million for the six months ended June 30, 2023. This increase was primarily due to a decrease in subscription revenue of approximately $0.073, offset by an increase in contract revenue of approximately $0.011 million; an increase in costs associated with the Company’s initial public offering and administrative cost of public filings of approximately $0.6 million; and an increase in management compensation costs of approximately $1.4 million for the six months ended June 30, 2023, compared to such revenue and costs for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had cash consisting of approximately $5.0 million. To date, we have financed our operations primarily through contributed capital and sales of our services. In February 2023 we raised approximately $6.6 million in net proceeds from the Company’s initial public offering. We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for the 12 months ended June 30, 2024 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$(1,966,045)	$(293,702)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	6,845,050	375,395
Net change in cash	4,879,005	81,693
Cash at beginning of period	137,177	33,731
Cash at end of period	$5,016,182	$115,424

Net cash used in operating activities was approximately $2.0 million for the six months ended June 30, 2023, as compared to net cash used in operating activities of approximately $0.3 million for the six months ended June 30, 2022. The increase was primarily due to an increase in costs associated with the Company’s February 2023 initial public offering and administrative cost of public filings of approximately $0.6 million and an increase in management compensation costs of approximately $1.4 million compared to such costs for the six months ended June 30, 2022.

Net cash provided by financing activities was approximately $6.8 million for the six months ended June 30, 2023, as compared to approximately $0.4 million net cash provided by financing activities for the six months ended June 30, 2022. The change was primarily due to an increase in financing activities from the Company’s February 2023 initial public offering compared to financing from a private placement conducted during the six months ended June 30, 2022.

Initial Public Offering

On February 2, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC (“Boustead”), as representative of the underwriters named on Schedule 1 thereto, relating to the Company’s initial public offering of 1,500,000 shares of Class B Common Stock (the “IPO Shares”). Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at a purchase price (the “IPO Price”) of $4.65 (93% of the public offering price per share of $5.00, after deducting underwriting discounts and commissions and before deducting a 0.75% non-accountable expense allowance), and one or more warrants to purchase 7% of the aggregate number of shares of Class B Common Stock sold in the initial public offering, at an exercise price equal to 125% of the public offering price, subject to adjustment (the “Representative’s Warrant”).

On February 3, 2023, the IPO Shares and 1,500,000 outstanding shares of Class B Common Stock that were registered for resale as described below were listed and commenced trading on the Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”).

The closing of the initial public offering took place on February 7, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $7,500,000. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $6.6 million. The Company also issued Boustead the Representative’s Warrant exercisable for the purchase of 105,000 shares of Class B Common Stock at an exercise price of $6.25 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for five years following the date of issuance.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-267258), as amended, initially filed with the Securities and Exchange Commission (the “SEC”) on September 2, 2022, and declared effective by the SEC on February 2, 2023 (the “Registration Statement”), and the final prospectus, dated February 2, 2023 (the “Final IPO Prospectus”), filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, a total of 1,500,000 shares of Class B Common Stock were registered for resale by the selling stockholders named in the Registration Statement, and a final prospectus relating to these shares, dated February 2, 2023 (the “Final Resale Prospectus”), was filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(3) of the Securities Act. As stated in the Final Resale Prospectus, any resales of these shares occurred at a fixed price of $5.00 per share until the Class B Common Stock was listed on Nasdaq. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company would not receive any proceeds from the resale of Class B Common Stock by the selling stockholders.

The Registration Statement also registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $1,125,000 for an additional 225,000 shares of Class B Common Stock at the assumed public offering price of $5.00 per share upon full exercise of the underwriters’ over-allotment option; and up to an additional 15,750 shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $98,437.50 at the assumed exercise price of $6.25 per share assuming full exercise of the over-allotment option. As of the date of this report, the underwriters’ over-allotment option had expired unexercised and we have not received any proceeds from the exercise of the Representative’s Warrant because it has not been exercised.

On April 4, 2023, Post-Effective Amendment No. 1 to the Registration Statement (the “Post-Effective Amendment”) was filed with the SEC and became effective on April 14, 2023. The Post-Effective Amendment was required to be filed to update the Registration Statement’s prospectus to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on June 30, 2023.   The Post-Effective Amendment maintained the effectiveness of the Registration Statement with respect to the sale of shares of common stock issuable upon exercise of the Representative’s Warrant and the resale of the shares of common stock held by the selling stockholders. Updated prospectuses were included with the Post-Effective Amendment.

As stated in the Final IPO Prospectus, the Company intended to use the net proceeds from the initial public offering for investment in corporate infrastructure, marketing and promotion of Discord communities, social campaigns, and the Company’s “AE.360.DDM” service, expansion of the Company’s “SiN” service, increasing staff and company personnel, and general working capital, operating, and other corporate expenses.

The following is our reasonable estimate of the uses of the proceeds from the Company’s initial public offering from the date of the closing of the offering on February 7, 2023 until June 30, 2023:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	None was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	$1.3 million was used for working capital; and

●	None was used for temporary investments.

As of the date of this report, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and we do not expect, any material change in the planned use of proceeds from the initial public offering as described in the Registration Statement, the Final IPO Prospectus, and the Post-Effective Amendment.

Under our engagement letter agreement with Boustead, dated November 29, 2021 (the “Boustead Engagement Letter”), during the 12-month period following the termination or expiration of the Boustead Engagement Letter, which will occur no earlier than February 7, 2024, we must compensate Boustead for any transaction with “any party,” including any investor in a private placement in which Boustead served as placement agent or in the initial public offering, who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter, or any Company officers, directors, employees, consultants, advisors, stockholders, members, or partners (the “Tail Rights”). The Boustead Engagement Letter will expire upon the later to occur of February 7, 2024 (12 months from the completion date of the initial public offering), or mutual written agreement of the Company and Boustead.

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

Under the Boustead Engagement Letter, in connection with a transaction as to which Boustead duly exercises the Right of First Refusal or is entitled to the Tail Rights, Boustead shall receive compensation as follows:

●	other than normal course of business activities, as to any sale, merger, acquisition, joint venture, strategic alliance, license, research and development, or other similar agreements, Boustead will accrue compensation under a percentage fee of the Aggregate Consideration (as defined in the Boustead Engagement Letter) calculated as follows:

o	10.0% for Aggregate Consideration of less than $10,000,000; plus
o	8.0% for Aggregate Consideration between $10,000,000 - $25,000,000; plus
o	6.0% for Aggregate Consideration between $25,000,001 - $50,000,000; plus
o	4.0% for Aggregate Consideration between $50,000,001 - $75,000,000; plus
o	2.0% for Aggregate Consideration between $75,000,001 - $100,000,000; plus
o	1.0% for Aggregate Consideration above $100,000,000;

●	for any investment transaction including any common stock, preferred stock, ordinary shares, convertible stock, limited liability company or limited partnership memberships, debt, convertible debentures, convertible debt, debt with warrants, stock warrants, stock options (excluding issuances to Company employees), stock purchase rights, or any other securities convertible into common stock, any form of debt instrument involving any form of equity participation, and including the conversion or exercise of any securities sold in any transaction, Boustead shall receive upon each investment transaction closing a success fee, payable in (i) cash, equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (ii) a non-accountable expense allowance equal to 1% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (iii) warrants equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, including shares issuable upon conversion or exercise of the securities sold in any transaction, and in the event that warrants or other rights are issued in the investment transaction, 7% of the shares issuable upon exercise of the warrants or other rights, and in the event of a debt or convertible debt financing, warrants to purchase an amount of Company stock equal to the 7% of the gross amount or facility received by the Company in a debt financing divided by the warrant exercise share. The warrant exercise price will be the lower of: (i) the fair market value price per share of the Company’s common stock as of each such financing closing date; (ii) the price per share paid by investors in each respective financing; (iii) in the event that convertible securities are sold in the financing, the conversion price of such securities; or (iv) in the event that warrants or other rights are issued in the financing, the exercise price of such warrants or other rights;

●	any such warrants will be transferable in accordance with rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and SEC regulations, exercisable from the date of issuance and for a term of five years, contain cashless exercise provisions, be non-callable and non-cancelable with immediate piggy-back registration rights, have customary anti-dilution provisions and any future stock issuances, etc., at a price(s) below the exercise price per share, at terms no less favorable than the terms of any warrants issued to participants in the related transaction, and provide for automatic exercise immediately prior to expiration; and

●	reasonable out-of-pocket expenses in connection with the performance of its services, regardless of whether a transaction occurs.

Pursuant to the Underwriting Agreement, as of February 3, 2023, we are subject to a lock-up agreement that provides that we may not, for 12 months, subject to certain exceptions, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, change the terms of, or grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the SEC relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company (other than pursuant to a registration statement on Form S-8 for employee benefit plans); or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company, whether any such transaction described in clause (i), (ii) or (iii) above is to be settled by delivery of shares of capital stock of the Company or such other securities, in cash or otherwise.

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

Contractual Obligations

During the six months ended June 30, 2023 and 2022, we had no significant cash requirements for capital expenditures or other cash needs under any contractual or other obligations.

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

Earnings per Share of Common Stock

The Company has adopted Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share”, which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. The Company would account for the potential dilution from convertible securities using the as-if converted method. The Company accounts for warrants and options using the treasury stock method. As of June 30, 2023, dilutive potential shares of common stock include outstanding warrants.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2023. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds from Registered Securities

On February 2, 2023, we entered into the Underwriting Agreement with Boustead, as representative of the underwriters named on Schedule 1 thereto, relating to the Company’s initial public offering of the IPO Shares. Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at the IPO Price as reduced by a 0.75% non-accountable expense allowance, and the Representative’s Warrant.

On February 3, 2023, the IPO Shares and 1,500,000 outstanding shares of Class B Common Stock that were registered for resale as described below were listed and commenced trading on the Nasdaq Capital Market tier of Nasdaq.

The closing of the initial public offering took place on February 7, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $7,500,000. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $6.6 million. The Company also issued Boustead the Representative’s Warrant exercisable for the purchase of 105,000 shares of Class B Common Stock at an exercise price of $6.25 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for five years following the date of issuance.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Registration Statement (File No. 333-267258), initially filed with the SEC on September 2, 2022, and declared effective by the SEC on February 2, 2023, and the Final IPO Prospectus filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act. In addition, a total of 1,500,000 shares of Class B Common Stock were registered for resale by the selling stockholders named in the Registration Statement and the related Final Resale Prospectus. As stated in the Final Resale Prospectus, any resales of these shares occurred at a fixed price of $5.00 per share until the Class B Common Stock was listed on Nasdaq. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company would not receive any proceeds from the resale of Class B Common Stock by the selling stockholders.

The Registration Statement also registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $1,125,000 for an additional 225,000 shares of Class B Common Stock at the assumed public offering price of $5.00 per share upon full exercise of the underwriters’ over-allotment option; and up to an additional 15,750 shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $98,437.50 at the assumed exercise price of $6.25 per share assuming full exercise of the over-allotment option. As of the date of this report, the underwriters’ over-allotment option had expired unexercised and we have not received any proceeds from the exercise of the Representative’s Warrant because it has not been exercised.

On April 4, 2023, the Post-Effective Amendment was filed with the SEC and became effective on April 14, 2023. The Post-Effective Amendment was required to be filed to update the Registration Statement’s prospectus to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on June 30, 2023.   The Post-Effective Amendment maintained the effectiveness of the Registration Statement with respect to the sale of shares of common stock issuable upon exercise of the Representative’s Warrant and the resale of the shares of common stock held by the selling stockholders. Updated prospectuses were included with the Post-Effective Amendment.

As stated in the Final IPO Prospectus, the Company intended to use the net proceeds from the initial public offering for investment in corporate infrastructure, marketing and promotion of Discord communities, social campaigns, and the Company’s “AE.360.DDM” service, expansion of the Company’s “SiN” service, increasing staff and company personnel, and general working capital, operating, and other corporate expenses.

The following is our reasonable estimate of the uses of the proceeds from the Company’s initial public offering from the date of the closing of the offering on February 7, 2023 until June 30, 2023:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	None was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	$1.3 million was used for working capital; and

●	None was used for temporary investments.

As of the date of this report, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and we do not expect, any material change in the planned use of proceeds from the initial public offering as described in the Registration Statement, the Final IPO Prospectus, and the Post-Effective Amendment.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2023, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed under Item 3.02 in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended June 30, 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of Asset Entities Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 2, 2022)
3.2	Bylaws of Asset Entities Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 2, 2022)
4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 7, 2023)
4.2	Form of Common Stock Purchase Warrant issuable to Boustead Securities, LLC (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 7, 2023)
10.1	Closing Agreement between Asset Entities Inc. and Triton Funds LP, dated as of June 30, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 5, 2023)
10.2	Amended and Restated Closing Agreement between Asset Entities Inc. and Triton Funds LP, dated as of August 1, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 7, 2023)
10.3*	Office Move Agreement between Regus Management Group, LLC and Asset Entities, LLC, dated as of March 7, 2023
10.4*	Renewal Agreement between Regus Management Group, LLC and Asset Entities, LLC, dated as of March 6, 2023
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2023	ASSET ENTITIES INC.

/s/ Arshia Sarkhani
	Name:	Arshia Sarkhani
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Matthew Krueger
	Name:	Matthew Krueger
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)