Form 10-Q
period 2023-09-30
Asset Entities Inc.
filed 2023-11-14
CIK 1920406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 14, 2023, there were a total of 8,385,276 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding and 5,639,134 shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

ASSET ENTITIES INC.

Quarterly Report on Form 10-Q

 Period Ended September 30, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ASSET ENTITIES INC.

UNAUDITED FINANCIAL STATEMENTS

ASSET ENTITIES INC.

Balance Sheets

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$4,021,161	$137,177
Prepaid expenses	122,553	-
Deferred offering costs	-	235,844
Total Current Assets	4,143,714	373,021

Property and equipment, net	7,320	-
TOTAL ASSETS	$4,151,034	$373,021

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and credit card liability	$111,760	$214,590
Contract liabilities	23,556	4,648
Total Current Liabilities	135,316	219,238

TOTAL LIABILITIES	135,316	219,238

Commitments and contingencies

Stockholders' Equity
Preferred Stock; $0.0001 par value, 50,000,000 authorized	-	-
Common Stock; $0.0001 par value, 200,000,000 authorized
Class A Common Stock; $0.0001 par value, 10,000,000 authorized 8,385,276 shares issued and outstanding	839	839
Class B Common Stock; $0.0001 par value, 190,000,000 authorized 5,375,724 and 2,364,724 shares issued and outstanding, respectively	538	236
Additional paid in capital	8,224,258	779,826
Accumulated deficit	(4,209,917)	(627,118)
TOTAL STOCKHOLDERS’ EQUITY	4,015,718	153,783

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,151,034	$373,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSET ENTITIES INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$60,135	$81,414	$196,182	$280,137

Operating expenses
Contract labor	56,537	32,471	141,201	114,555
General and administrative	518,248	100,696	1,361,902	340,333
Management compensation	675,841	31,900	2,275,878	238,241
Total operating expenses	1,250,626	165,067	3,778,981	693,129

Loss from operations	(1,190,491)	(83,653)	(3,582,799)	(412,992)

Net loss	$(1,190,491)	$(83,653)	$(3,582,799)	$(412,992)

Loss per share of common stock - basic and diluted	$(0.09)	$(0.01)	$(0.27)	$(0.04)

Weighted average number of shares of common stock outstanding - basic and diluted	13,761,000	10,250,000	13,317,385	10,104,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSET ENTITIES INC.

Statement of Stockholders’ Equity

(Unaudited)

For the nine months ended September 30, 2023:

							Additional
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	-	$-	8,385,276	$839	2,364,724	$236	$779,826	$(627,118)	$153,783

Class B common stock and warrant issued	-	-	-	-	1,500,000	150	6,540,343	-	6,540,493
Class B Common stock issued for restricted stock awards	-	-	-	-	1,411,000	141	200,069	-	200,210
Net loss	-	-	-	-	-	-	-	(1,071,251)	(1,071,251)
Balance - March 31, 2023	-	$-	8,385,276	$839	5,275,724	$527	$7,520,238	$(1,698,369)	$5,823,235

Class B Common stock issued for restricted stock awards	-	-	-	-	100,000	10	403,705	-	403,715
Net loss	-	-	-	-	-	-	-	(1,321,057)	(1,321,057)
Balance - June 30, 2023	-	$-	8,385,276	$839	5,375,724	$537	$7,923,943	$(3,019,426)	$4,905,893

Rounding adjustment	-	-	-	-	-	1	(1)	-	-
Class B Common stock issued for restricted stock awards	-	-	-	-	-	-	300,316	-	300,315
Net loss	-	-	-	-	-	-	-	(1,190,491)	(1,190,491)
Balance - September 30, 2023	-	$-	8,385,276	$839	5,375,724	$538	$8,224,258	$(4,209,917)	$4,015,718

ASSET ENTITIES INC.

Statement of Stockholders’ Equity

(Unaudited)

For the nine months ended September 30, 2022:

			Class A		Class B		Additional		Retained earnings
	Preferred Stock		Common Stock		Common Stock		Paid in	Subscription	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	Total
Balance - December 31, 2021	-	$-	9,756,000	$976	244,000	$24	$249,976	$(225,976)	$18,137	$43,137

Subscription received	-	-	-	-	-	-	-	75,000	-	75,000
Net loss	-	-	-	-	-	-	-	-	(84,200)	(84,200)
Balance - March 31, 2022	-	$-	9,756,000	$976	244,000	$24	$249,976	$(150,976)	$(66,063)	$33,937

Conversion from Class A to Class B common stock	-	-	(770,724)	(77)	770,724	77	-	-	-	-
Class B Common stock issued	-	-	-	-	250,000	25	174,900	-	-	174,925
Subscription received	-	-	-	-	-	-	-	150,000	-	150,000
Net loss	-	-	-	-	-	-	-	-	(245,139)	(245,139)
Balance - June 30, 2022	-	$-	8,985,276	$899	1,264,724	$126	$424,876	$(976)	$(311,202)	$113,723

Subscription received	-	-	-	-	-	-	-	976	-	976
Net loss	-	-	-	-	-	-	-	-	(83,653)	(83,653)
Balance - September 30, 2022	-	$-	8,985,276	$899	1,264,724	$126	$424,876	$-	$(394,855)	$31,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSET ENTITIES INC.

Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,582,799)	$(412,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	904,241	-
Depreciation and amortization	223	-
Changes in operating assets and liabilities:
Prepaid expenses	(122,553)	-
Accounts payable and accrued expenses	(171,543)	18,573
Contract liabilities	18,908	1,217
Net cash used in operating activities	(2,953,523)	(393,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,543)	-
Net cash used in Investing Activities	(7,543)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Class A common stock subscription proceeds received	-	976
Class B common stock subscription proceeds received, net	6,845,050	399,925
Deferred offering costs	-	(24,530)
Net cash provided by financing activities	6,845,050	376,371

Net change in cash	3,883,984	(16,831)
Cash at beginning of period	137,177	33,731
Cash at end of period	$4,021,161	$16,900

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Class A to Class B common stock	$-	$77

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASSET ENTITIES INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

Liquidity

The Company had an accumulated deficit of $4,209,917 as of September 30, 2023 and a net loss of $3,582,799 during the nine months ended September 30, 2023. However, in February 2023, the Company completed an equity offering which generated net proceeds of $6.6 million. Consequently, the Company’s existing cash resources and the cash received from the equity offering are expected to provide sufficient funds to carry out the Company’s planned operations through the next twelve (12) months.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2022, contained in the Company’s Form 10-K filed on September 30, 2023.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at September 30, 2023 and December 31, 2022.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of September 30, 2023, was approximately $3.7 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company had no accounts receivable of as of September 30, 2023 to account for the delinquency related to one specific transaction. Based on management’s estimate under the expected credit loss model and based on all other accounts being current and settled, the Company has not deemed it necessary to make any additional general provision for doubtful accounts at the time of this report. To measure expected credit losses, accounts receivable are grouped based on shared risk characteristics and days past due.

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

Property and equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method.

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense, deferred offering costs and contract liabilities, other current liabilities are carried at historical cost. At September 30, 2023 and December 31, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. As of September 30, 2023 and December 31, 2022, total contract liabilities were $23,556 and $4,648, respectively. Contract liabilities are typically expected to be recognized to revenue over a period not to exceed twelve (12) months.

Earnings per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. The Company would account for the potential dilution from convertible securities using the as-if converted method. The Company accounts for warrants and options using the treasury stock method. As of September 30, 2023, dilutive potential common shares include outstanding warrants.

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

The Company had 8,385,276 shares of Class A Common Stock issued and outstanding as of September 30, 2023 and December 31, 2022.

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

During the nine months ended September 30, 2023, the Company granted 1,511,000 shares of class B restricted stock awards (“RSA”) under the 2022 Equity Incentive Plan (“2022 Plan”) to directors and executive officers, valued at $3,532,130.

The Company had 5,375,724 and 2,364,724 shares of Class B Common Stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

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

The RSA shares to directors vest quarterly for one year from the date of grantee’s appointment as a director. The RSA shares to officers vest annually over three years from the grant date. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $904,241. As of September 30, 2023, 127,000 RSA shares have vested.

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

A summary of activity for nine months ended September 30, 2023, follows:

		Weighted	Weighted
	Number of	Average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2022	52,500	$6.25	4.68
Granted	105,000	6.25
Expired	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2023	157,500	$6.25	4.22

All of the outstanding warrants are exercisable as of September 30, 2023. The intrinsic value of the warrants as of September 30, 2023, is $0.

Note 4. Subsequent Events

Management evaluated all events from the date of the balance sheet, which was September 30, 2023 through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

In October 2023, following the delivery of a Closing Notice by the Company to Triton Funds LP (“Triton”) on September 29, 2023 under the Amended and Restated Closing Agreement, dated as of August 1, 2023, as amended by the Amendment to Amended and Restated Closing Agreement, dated as of September 27, 2023, between the Company and Triton, the Company issued 263,410 shares of Class B Common Stock to Triton and received $46,084, net of discount. The agreement was extended to December 30, 2023. As of the date these financial statements were available to be issued, the Company may elect to require Triton to purchase up to an additional $928,916 in shares of Class B Common Stock under the Amended A&R Closing Agreement until December 30, 2023.

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

Our Discord investment education and entertainment service is designed primarily by and for enthusiastic Generation Z, or Gen Z, retail investors, creators and influencers. Gen Z is commonly considered to be people born between 1997 and 2012. Our investment education and entertainment service focuses on stock, real estate, cryptocurrency, and NFT community learning programs designed for the next generation. While we believe that Gen Z will continue to be our primary market, our recently-expanded Discord server offering features education and entertainment content covering real estate investments, which is expected to appeal strongly to older generations as well. Our combined server user member base was approximately 225,000 as of September 30, 2023.

Our social media and marketing services utilize our management’s social influencer backgrounds by offering social media and marketing campaign services to business clients. Our team of social influencer independent contractors, which we call our “SiN” or “Social Influencer Network”, can perform social media and marketing campaign services to expand our clients’ Discord server bases and drive traffic to their businesses, as well as increase the number of members of our own servers.

Our “AE.360.DDM, Design Develop Manage” service, or “AE.360.DDM”, is a suite of services to individuals and companies seeking to create a server on Discord. We believe we are the first company to provide “Design, Develop and Manage,” or DDM, services for any individual, company, or organization that wishes to join Discord and create their own community. With our AE.360.DDM rollout, we are uniquely positioned to offer DDM services in the growing market for Discord servers. During the quarter ended September 30, 2023, we signed AE.360.DDM contracts with apparel brand Kappa USA, rock band Matchbox Twenty, and former professional football player Michael Irvin.

We believe that we are a leading provider of all of these services, that we have built a scalable and sustainable business model and that our competitive strengths position us favorably in each aspect of our business.

Our revenue depends in part on the number of paying subscribers to our Discord servers. During the three months ended September 30, 2023 and 2022, we received revenue from 298 and 685 Asset Entities Discord server paying subscribers, respectively.  We define “members” as all Discord users who join any of our Discord servers, regardless of whether they subscribe to our premium content, and “paying subscribers” as members who pay a fee to subscribe to our premium Discord content.

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

Recent Developments

On August 1, 2023, the Company entered into an Amended and Restated Closing Agreement (the “Amended and Restated Closing Agreement”) with Triton Funds LP, a Delaware limited partnership (“Triton”). Subject to its terms, the Amended and Restated Closing Agreement provided that the Company may deliver a closing notice (“Closing Notice”) to Triton at any time on or before September 30, 2023, pursuant to which Triton was required to purchase securities of the Company with an aggregate gross purchase price of $1,000,000 in the following manner. Upon delivery of a Closing Notice and the issuance and delivery of securities as described below, Triton was required to purchase newly-issued shares of Class B Common Stock (“Triton Shares”) in an amount equal to up to 9.99% of the outstanding shares of Class B Common Stock following such purchase, pre-funded warrants (“Triton Pre-Funded Warrants” and together with Triton Shares, “Triton Securities”) that may be exercised to purchase an amount of newly-issued shares of Class B Common Stock (“Triton Warrant Shares”), or both Triton Shares and Triton Pre-Funded Warrants, such that the aggregate price of the Triton Shares and the Triton Pre-Funded Warrants together with the exercise price to be paid upon full exercise of the Triton Pre-Funded Warrants was required to equal a total gross purchase price of $1,000,000. Upon the Company’s election to deliver a Closing Notice, the price of each of the Triton Shares must be set at 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days after the date that the Triton Securities were received by Triton. Any proceeds under the Amended and Restated Closing Agreement must be reduced by a $25,000 administrative fee. The Amended and Restated Closing Agreement also provided that it would expire either upon the date that Triton paid the required purchase price after receiving a Closing Notice, or September 30, 2023.

The Amended and Restated Closing Agreement provided that Triton’s obligation to purchase the Triton Securities was subject to certain conditions. These conditions included the filing and effectiveness of a registration statement for the resale of the Triton Securities. In addition, the Class B Common Stock was required to remain listed on the Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”), and the issuance of the Triton Securities was required to not violate any requirements of Nasdaq. Triton’s purchase requirement was also subject to provisions that prevented Triton from acquiring shares of Class B Common Stock at the time of any sale of the Triton Securities or exercise of the Triton Pre-Funded Warrants that would result in the number of shares beneficially owned by Triton and its affiliates exceeding 9.99% of the total number of shares of Class B Common Stock outstanding immediately after giving effect to the issuance of the shares under the Amended and Restated Closing Agreement or the Triton Pre-Funded Warrants (the “Beneficial Ownership Limitation”). The Amended and Restated Closing Agreement provided for the issuance of the Triton Pre-Funded Warrants in lieu of issuance of some or all the Triton Shares, with an exercise price of $0.01 per share and with no expiration date, if, in Triton’s sole discretion, it would otherwise exceed the Beneficial Ownership Limitation, or otherwise upon Triton’s election. For each of the Triton Shares that Triton instead elected to be issuable as Triton Warrant Shares, the number of Triton Shares that we were required to issue to Triton at the time of any sale of the Triton Securities was required to be decreased on a one-for-one basis. We were also required to provide indemnification against liabilities relating to misrepresentations, breaches of obligations, and third-party claims relating to the Amended and Restated Closing Agreement, with certain exceptions.

In connection with the Amended and Restated Closing Agreement, pursuant to an engagement letter agreement between the Company and Boustead Securities, LLC, a registered broker-dealer (“Boustead”), dated November 29, 2021 (the “Boustead Engagement Letter”), and the underwriting agreement between the Company and Boustead, as representative of the underwriters of the Company’s initial public offering, dated February 2, 2023 (the “Underwriting Agreement”), upon a closing under the Amended and Restated Closing Agreement, the Company must pay Boustead a cash fee equal to 7% of the gross proceeds to be received from such closing and pay Boustead a non-accountable expense allowance equal to 1% of the gross proceeds to be received from such closing. The Company must also issue Boustead a warrant with respect to any Triton Shares exercisable for a number of shares of Class B Common Stock equal to 7% of the number of the Triton Shares at an exercise price equal to the price per share for the Triton Shares, and a warrant with respect to the issuance of any Triton Pre-Funded Warrants exercisable for a number of shares of Class B Common Stock equal to 7% of the Triton Warrant Shares at an exercise price equal to $0.01 per share (any such warrant, a “Tail Warrant”). Each Tail Warrant must be exercisable for a period of five years and contain cashless exercise provisions. The Company also must reimburse Boustead for all reasonable invoiced out-of-pocket expenses in connection with its performance of any services relating to the Amended and Restated Closing Agreement, regardless of whether a sale under the Amended and Restated Closing Agreement occurred. For further discussion of the Underwriting Agreement and the Boustead Engagement Letter, see “—Liquidity and Capital Resources – Initial Public Offering and Underwriting Agreement” and “—Liquidity and Capital Resources – Engagement Letter with Boustead Securities, LLC”.

On August 18, 2023, the Company filed a Registration Statement on Form S-1 (File No. 333-274079) (the “Registration Statement”) to register the offer and sale of the Triton Securities in an amount of up to 885,000 shares of Class B Common Stock consisting of Triton Shares and Triton Warrant Shares. The Registration Statement also registered the offer and sale of up to 61,950 shares of Class B Common Stock under Tail Warrants. The Registration Statement was declared effective on September 6, 2023.

Under an Amendment to Amended and Restated Closing Agreement (the “Amendment”), dated as of September 27, 2023, the Company and Triton agreed to amend the Amended and Restated Closing Agreement (as amended, the “Amended A&R Closing Agreement”) to provide that the Amended A&R Closing Agreement will expire on December 30, 2023 instead of September 30, 2023; to provide that up to an aggregate value of $1,000,000 of the Class B Common Stock, based on the purchase price formula described above, may be sold and purchased pursuant to a Closing Notice; and to amend the form of Closing Notice to provide for a specific number of shares that may be sold to Triton under the Amended A&R Closing Agreement. The Amendment did not amend any of the other provisions of the Amended and Restated Closing Agreement.

As an incentive to Triton to enter into the Amendment and agree to the extension of the term of the $1,000,000 equity line under the Amended A&R Closing Agreement to December 30, 2023, the Company indicated to Triton that it would deliver a Closing Notice under the Amended A&R Closing Agreement to sell a number of shares of Class B Common Stock equal to approximately 4.9% of the outstanding shares of Class B Common Stock prior to the sale. Therefore, on September 29, 2023, under the Amended A&R Closing Agreement, the Company delivered a Closing Notice to Triton (the “First Closing Notice”) for the purchase of 263,410 Triton Shares (the “First Triton Shares”), which was the amount of shares of Class B Common Stock equal to approximately 4.9% of the 5,375,724 shares of Class B Common Stock outstanding on that date. Pursuant to the Amended A&R Closing Agreement, the closing date for this purchase was required to take place within five business days after the Triton Shares were received by Triton (the “Closing Date”). On the Closing Date, Triton was required to pay the Company a purchase price per share equal to 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the period between the date that the shares were delivered to Triton and the Closing Date, the proceeds of which would be reduced by the $25,000 administrative fee, in accordance with the terms of the Amended A&R Closing Agreement.

On October 4, 2023, the First Triton Shares were received by Triton. Pursuant to the Amended A&R Closing Agreement, on the fifth business day following the day that the First Triton Shares were received, Triton was required to pay the Company $46,083.53, based on a price per share of $0.26894, equal to 85% of $0.3164, the lowest daily volume-weighted average price of the Class B Common Stock during the five-business-day period ending October 11, 2023, less the $25,000 administrative fee. The Company received payment of this amount on October 13, 2023.

Pursuant to the terms of the Amended A&R Closing Agreement, the Company may sell additional shares of Class B Common Stock having an aggregate value of up to $953,916.47 to Triton until December 30, 2023, equal to $1,000,000 less the aggregate value of the First Triton Shares, based on the purchase price formula described above, and subject to the other terms and conditions of the Amended A&R Closing Agreement.

In connection with the closing pursuant to the First Closing Notice under the Amended A&R Closing Agreement described above, pursuant to the Boustead Engagement Letter and the Underwriting Agreement, the Company paid Boustead a fee of $4,975.85, equal to 7% of the aggregate purchase price, and non-accountable expense allowance of $710.84, equal to 1% of the aggregate purchase price for the First Triton Shares. In addition, the Company issued a Tail Warrant to Boustead for the purchase of 18,439 shares of Class B Common Stock, equal to 7% of the number of the First Triton Shares, with an exercise price of $0.26894 per share, equal to the purchase price per share of the First Triton Shares.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

	Three Months Ended
Consolidated Operations Data	September 30, 2023	September 30, 2022
Revenues	$60,135	$81,414

Operating expenses
Contract labor	56,537	32,471
General and administrative	518,248	100,696
Management compensation	675,841	31,900
Total operating expenses	1,250,626	165,067

Loss from operations	(1,190,491)	(83,653)

Net loss	(1,190,491)	(83,653)

Revenues. Our revenues decreased 26.1% to approximately $0.06 million for the three months ended September 30, 2023 from approximately $0.08 million for the three months ended September 30, 2022. This decrease was primarily due to a decrease in revenues from Discord paying subscribers for the three months ended September 30, 2023, compared to such revenues for the three months ended September 30, 2022. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 657.6% to approximately $1.25 million for the three months ended September 30, 2023 from approximately $0.17 million for the three months ended September 30, 2022. This increase was primarily due to an increase in costs associated with the Company’s February 2023 initial public offering and administrative cost of public filings of approximately $0.4 million and an increase in management compensation costs of approximately $0.6 million for the three months ended September 30, 2023 compared to such costs for the three months ended September 30, 2022.

Loss From Operations. Our loss from operations increased 1,323.1% to approximately $1.19 million for the three months ended September 30, 2023 from approximately $0.08 million for the three months ended September 30, 2022. This increase was primarily due to an increase in costs associated with the Company’s February 2023 initial public offering and administrative cost of public filings of approximately $0.4 million and an increase in management compensation costs of approximately $0.6 million for the three months ended September 30, 2023 compared to such costs for the three months ended September 30, 2022.

Net Loss. Our net loss increased 1,323.1% to approximately $1.19 million for the three months ended September 30, 2023 from approximately $0.08 million for the three months ended September 30, 2023. This increase was primarily due to an increase in costs associated with the Company’s February 2023 initial public offering and administrative cost of public filings of approximately $0.4 million and an increase in management compensation costs of approximately $0.6 million for the three months ended September 30, 2023 compared to such costs for the three months ended September 30, 2022.

Comparison of Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended
Consolidated Operations Data	September 30, 2023	September 30, 2022
Revenues	$196,182	$280,137

Operating expenses
Contract labor	141,201	114,555
General and administrative	1,361,902	340,333
Management compensation	2,275,878	238,241
Total operating expenses	3,778,981	693,129

Loss from operations	(3,582,799)	(412,992)

Net loss	(3,582,799)	(412,992)

Revenues. Our revenues decreased 30.0% to approximately $0.2 million for the nine months ended September 30, 2023 from approximately $0.3 million for the nine months ended September 30, 2022. This decrease was primarily due to a decrease in revenues from Discord paying subscribers for the nine months ended September 30, 2023, compared to such revenues for the nine months ended September 30, 2022. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 445.2% to approximately $3.8 million for the nine months ended September 30, 2023 from approximately $0.7 million for the nine months ended September 30, 2022. This increase was primarily due to an increase in costs associated with the Company’s February 2023 initial public offering and administrative cost of public filings of approximately $1.0 million and an increase in management compensation costs of approximately $2.0 million for the nine months ended September 30, 2023 compared to such costs for the nine months ended September 30, 2022.

Loss From Operations. Our loss from operations increased 767.5% to approximately $3.6 million for the nine months ended September 30, 2023 from approximately $0.4 million for the nine months ended September 30, 2022. This increase was primarily due to an increase in costs associated with the Company’s February 2023 initial public offering and administrative cost of public filings of approximately $1.0 million and an increase in management compensation costs of approximately $2.0 million for the nine months ended September 30, 2023 compared to such costs for the nine months ended September 30, 2022.

Net Loss. Our net loss increased 767.5% to approximately $3.6 million for the nine months ended September 30, 2023 from approximately $0.4 million for the nine months ended September 30, 2023. This increase was primarily due to an increase in costs associated with the Company’s February 2023 initial public offering and administrative cost of public filings of approximately $1.0 million and an increase in management compensation costs of approximately $2.0 million for the nine months ended September 30, 2023 compared to such costs for the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had cash consisting of approximately $4.0 million. To date, we have financed our operations primarily through contributed capital and sales of our services. In February 2023 we raised approximately $6.6 million in net proceeds from the Company’s initial public offering. We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations and cash payment obligations for the 12 months ended September 30, 2024 and in the long-term beyond this period, including our anticipated costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$(2,953,523)	$(393,202)
Net cash provided by (used in) investing activities	(7,543)	-
Net cash provided by (used in) financing activities	6,845,050	376,371
Net change in cash	3,883,984	(16,831)
Cash at beginning of period	137,177	33,731
Cash at end of period	$4,021,161	$16,900

Net cash used in operating activities was approximately $3.0 million for the nine months ended September 30, 2023, as compared to net cash used in operating activities of approximately $0.4 million for the nine months ended September 30, 2022. The increase was primarily due to an increase in costs associated with the Company’s February 2023 initial public offering and administrative cost of public filings of approximately $1.0 million and an increase in management compensation costs of approximately $2.0 million for the nine months ended September 30, 2023 compared to such costs for the nine months ended September 30, 2022.

Net cash provided by financing activities was approximately $6.8 million for the nine months ended September 30, 2023, as compared to approximately $0.4 million net cash provided by financing activities for the nine months ended September 30, 2022. The change was primarily due to an increase in financing activities from the Company’s February 2023 initial public offering compared to financing from private placements conducted during the nine months ended September 30, 2022.

Initial Public Offering and Underwriting Agreement

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

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-267258), as amended, initially filed with the Securities and Exchange Commission (the “SEC”) on September 2, 2022, and declared effective by the SEC on February 2, 2023 (the “IPO Registration Statement”), and the final prospectus, dated February 2, 2023 (the “Final IPO Prospectus”), filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act. In addition, a total of 1,500,000 shares of Class B Common Stock were registered for resale by the selling stockholders named in the IPO Registration Statement, and a final prospectus relating to these shares, dated February 2, 2023 (the “Final Resale Prospectus”), was filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(3) of the Securities Act. As stated in the Final Resale Prospectus, any resales of these shares occurred at a fixed price of $5.00 per share until the Class B Common Stock was listed on Nasdaq. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company would not receive any proceeds from the resale of Class B Common Stock by the selling stockholders.

The IPO Registration Statement also registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $1,125,000 for an additional 225,000 shares of Class B Common Stock at the assumed public offering price of $5.00 per share upon full exercise of the underwriters’ over-allotment option; and up to an additional 15,750 shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $98,437.50 at the assumed exercise price of $6.25 per share assuming full exercise of the over-allotment option. As of the date of this report, the underwriters’ over-allotment option had expired unexercised and we have not received any proceeds from the exercise of the Representative’s Warrant because it has not been exercised.

On April 4, 2023, Post-Effective Amendment No. 1 to the IPO Registration Statement (the “Post-Effective Amendment”) was filed with the SEC and became effective on April 14, 2023. The Post-Effective Amendment was required to be filed to update the IPO Registration Statement’s prospectus to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on June 30, 2023.   The Post-Effective Amendment maintained the effectiveness of the IPO Registration Statement with respect to the sale of shares of common stock issuable upon exercise of the Representative’s Warrant and the resale of the shares of common stock held by the selling stockholders. Updated prospectuses were included with the Post-Effective Amendment.

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

The following is our reasonable estimate of the uses of the proceeds from the Company’s initial public offering from the date of the closing of the offering on February 7, 2023 through September 30, 2023:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	None was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	$2.2 million was used for working capital; and

●	None was used for temporary investments.

As of the date of this report, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and we do not expect, any material change in the planned use of proceeds from the initial public offering as described in the IPO Registration Statement, the Final IPO Prospectus, and the Post-Effective Amendment.

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

The Underwriting Agreement contains other customary representations, warranties and covenants by the Company, customary conditions to closing, indemnification obligations of the Company and Boustead, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

Engagement Letter with Boustead Securities, LLC

Under the Boustead Engagement Letter, following the termination or expiration of the Boustead Engagement Letter, we must compensate Boustead with a cash fee equal to seven percent (7.0%) and non-accountable expense allowance equal to one percent (1.0%) of the gross proceeds received by the Company from the sale of securities in an investment transaction, or up to ten percent (10.0%) of the gross proceeds from certain other merger, acquisition, or joint venture, strategic alliance, license, research and development, or other similar transactions, with a party, including any investor in a private placement in which Boustead served as placement agent or in the initial public offering, or who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter, including any Company officers, directors, employees, consultants, advisors, stockholders, members, or partners, for such transactions that occur during the 12-month period following the termination or expiration of the Boustead Engagement Letter (the “Tail Rights”). The Boustead Engagement Letter will expire upon the later to occur of February 7, 2024 (12 months from the completion date of the initial public offering), or mutual written agreement of the Company and Boustead.

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

The Boustead Engagement Letter contains other customary representations, warranties and covenants by the Company, customary conditions to closing, indemnification obligations of the Company and Boustead, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. The representations, warranties and covenants contained in the Boustead Engagement Letter were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

Amended A&R Closing Agreement

On August 1, 2023, the Company and Triton entered into the Amended and Restated Closing Agreement. On September 27, 2023, the Company and Triton entered into the Amendment, which amended the Amended and Restated Closing Agreement. See “—Recent Developments” for a description of the Amended and Restated Closing Agreement, the Amendment, and related developments which occurred subsequent to September 30, 2023.

Contractual Obligations

During the nine months ended September 30, 2023 and 2022, we had no significant cash requirements for capital expenditures or other cash needs under any contractual or other obligations.

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

Earnings per Share of Common Stock

The Company has adopted Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share”, which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. The Company would account for the potential dilution from convertible securities using the as-if converted method. The Company accounts for warrants and options using the treasury stock method. As of September 30, 2023, dilutive potential shares of common stock include outstanding warrants.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2023. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the IPO Registration Statement (File No. 333-267258), initially filed with the SEC on September 2, 2022, and declared effective by the SEC on February 2, 2023, and the Final IPO Prospectus filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act. In addition, a total of 1,500,000 shares of Class B Common Stock were registered for resale by the selling stockholders named in the IPO Registration Statement and the related Final Resale Prospectus. As stated in the Final Resale Prospectus, any resales of these shares occurred at a fixed price of $5.00 per share until the Class B Common Stock was listed on Nasdaq. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company would not receive any proceeds from the resale of Class B Common Stock by the selling stockholders.

The IPO Registration Statement also registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $1,125,000 for an additional 225,000 shares of Class B Common Stock at the assumed public offering price of $5.00 per share upon full exercise of the underwriters’ over-allotment option; and up to an additional 15,750 shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $98,437.50 at the assumed exercise price of $6.25 per share assuming full exercise of the over-allotment option. As of the date of this report, the underwriters’ over-allotment option had expired unexercised and we have not received any proceeds from the exercise of the Representative’s Warrant because it has not been exercised.

On April 4, 2023, the Post-Effective Amendment was filed with the SEC and became effective on April 14, 2023. The Post-Effective Amendment was required to be filed to update the IPO Registration Statement’s prospectus to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on June 30, 2023.  The Post-Effective Amendment maintained the effectiveness of the IPO Registration Statement with respect to the sale of shares of common stock issuable upon exercise of the Representative’s Warrant and the resale of the shares of common stock held by the selling stockholders. Updated prospectuses were included with the Post-Effective Amendment.

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

The following is our reasonable estimate of the uses of the proceeds from the Company’s initial public offering from the date of the closing of the offering on February 7, 2023 until September 30, 2023:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	None was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	$2.2 million was used for working capital; and

●	None was used for temporary investments.

As of the date of this report, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and we do not expect, any material change in the planned use of proceeds from the initial public offering as described in the IPO Registration Statement, the Final IPO Prospectus, and the Post-Effective Amendment.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2023, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended September 30, 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of Asset Entities Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 2, 2022)
3.2	Bylaws of Asset Entities Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 2, 2022)
4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 7, 2023)
4.2	Form of Common Stock Purchase Warrant issuable to Boustead Securities, LLC (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 7, 2023)
10.1	Amended and Restated Closing Agreement between Asset Entities Inc. and Triton Funds LP, dated as of August 1, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 7, 2023)
10.2	Amendment to Amended and Restated Closing Agreement between Asset Entities Inc. and Triton Funds LP, dated as of September 27, 2023 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 3, 2023)
10.3*	Amendment to Letter Agreement between Arman Sarkhani and Asset Entities Inc., dated as of August 15, 2023
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023	ASSET ENTITIES INC.

/s/ Arshia Sarkhani
	Name:	Arshia Sarkhani
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Matthew Krueger
	Name:	Matthew Krueger
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)