Form 10-K
period 2023-12-31
Asset Entities Inc.
filed 2024-04-02
CIK 1920406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of Class B Common Stock, $0.0001 par value per share (“Class B Common Stock”), held by non-affiliates (based upon the closing price of such shares as reported on The Nasdaq Stock Market LLC) was approximately $6,898,619.76. Shares held by each executive officer and director and by each person who owned more than 10% of the outstanding shares of Class B Common Stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2024, there were a total of 7,532,029 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding and 6,892,381 shares of the registrant’s Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Asset Entities Inc.

Annual Report on Form 10-K

Year Ended December 31, 2023

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this Annual Report on Form 10-K (this “Annual Report”) only, references in this Annual Report to “we,” “us,” “our,” the “Company,” “Asset Entities,” and “our company” are to Asset Entities Inc., a Nevada corporation. “Class A Common Stock” refers to the Company’s Class A Common Stock, $0.0001 par value per share. “Class B Common Stock” refers to the Company’s Class B Common Stock, $0.0001 par value per share.

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business, including “AE 360 DDM”, “Asset Entities Where Assets Are Created”, “SiN”, “Social Influencer Network”, and associated marks. For convenience, we may not include the SM, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this Annual Report are the property of their respective owners.

Note Regarding Industry and Market Data

We are responsible for the information contained in this Annual Report. This report includes industry data and forecasts that we obtained from industry publications and surveys as well as public filings and internal company sources. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. Statements as to our ranking, market position and market estimates are based on third-party forecasts, management’s estimates and assumptions about our markets and our internal research. We have not independently verified such third-party information, nor have we ascertained the underlying economic assumptions relied upon in those sources. While we believe that all such information contained in this Annual Report is accurate and complete, nonetheless such data involve uncertainties and risks, including risks from errors, and is subject to change based on various factors, including those discussed under “Item 1A. Risk Factors” and “Note Regarding Forward-Looking Statements” below.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Annual Report relate only to events or information as of the date on which the statements are made in this Annual Report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

v

PART I

ITEM 1. BUSINESS.

Overview

Asset Entities is a technology company providing social media marketing and content delivery services across Discord, TikTok, and other social media platforms. We also design, develop and manage servers for communities on Discord. Based on the rapid growth of our Discord servers and social media following, we have developed three categories of services. First, we have established and developed large communities with subscription upgrades to premium content on our investment education and entertainment servers on Discord. Second, we develop, codevelop and execute influencer social media and marketing campaigns for clients. Third, we design, develop and manage Discord servers for clients under our “AE.360.DDM” brand. All of these services – our Discord investment education and entertainment, social media and marketing, and AE.360.DDM services – are therefore based on our effective use of Discord as well as other social media including TikTok, X, Instagram, and YouTube.

Our Background

In 2020, Mr. Arshia Sarkhani, our Chief Executive Officer and President, and Mr. Kyle Fairbanks, our Executive Vice-Chairman and Chief Marketing Officer, had been actively investing and developing social influencer followings on their own when they had a vision: Bring Wall Street trading education and entertainment to the Generation Z masses through social media through the community-based platform known as Discord. Mr. Sarkhani and Mr. Fairbanks sensed that social media could empower retail investors, as later demonstrated in the extreme by recent developments such as the GameStop meme stock phenomenon. Based on their vision and personal investing experience, Mr. Sarkhani and Mr. Fairbanks founded our company with fellow investors and social influencers Jackson Fairbanks, our Director of Socials, and Arman Sarkhani, our Chief Operating Officer. Our company initially focused on providing social media and marketing campaigns and consulting services for clients.

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

As of March 2024, our Discord servers had approximately 210,000 members combined, consisting of approximately 150,000, 48,000, and 11,500 members on our STOCKS, REALTY, and CRYPTOS servers, respectively. We plan to launch servers with other popular investment themes in the future. Through the consistent release of relevant content, cross-marketing, and strategic subscription pricing, we anticipate that our various Discord communities will continue to grow.

Our record of growth on Discord has also depended and will continue to depend on a massive social media following. Since deciding to form our Discord communities, our social influencers’ effective use of TikTok and other social media has fueled their rapid growth. Since August 2020, as a result of social media campaigns helping to promote our Discord servers in the financial education and entertainment space, our social media presence has grown organically from fewer than 50,000 members and followers, to 2 million by March 2024. Our social media reach across all platforms has accumulated well over 1 billion interactions.

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

Fiscal Year 2023 Highlights

During 2023, we took the following initiatives to expand our business:

●	In November 2023, we acquired certain assets of Ternary Inc., a Florida corporation (“Ternary FL”), Ternary Developments Inc., a Delaware corporation (“Ternary DE” and together with Ternary FL, “Ternary”), and their Chief Executive Officer, Jason Lee, relating a cloud-based subscription management solution for Discord communities and Stripe-verified payment processor, and OptionsSwing Inc. a Florida corporation (“OptionsSwing”), the provider of an investment research and analysis education service. The acquisitions are intended to add new Discord and social media customers to Asset Entities, expand the Company’s platform, and provide a Stripe-verified payment processing platform to Asset Entities’ AE.360.DDM suite of services for Discord communities and beyond. In February 2024, we launched Ternary V2, the next generation of the Ternary platform, which includes additional customer relations management (CRM) tools, allowing community owners the ability to scale, manage, and transact payments all in a single platform. Ternary generates revenue by charging community owners a monthly subscription plus a processing fee to use its platform.

●	We launched a new AE.360.DDM website; engaged music producer Jeff Blue as Head of Entertainment to lead the development of the AE.360.DDM Music and Entertainment Artist and Repertoire (A&R) service; hired a Senior Project Manager for all Discord servers under the AE.360.DDM suite of services; introduced a ChatGPT AI bot as an AE.360.DDM Discord server customer service feature; engaged professional golfers Bryson DeChambeau and Scott Verplank to promote the AE.360.DDM service; and engaged Michael Irvin, American sports commentator and former professional football player, to provide marketing services for the AE.360.DDM service.

●	We signed AE.360.DDM contracts with apparel brand Kappa USA, rock band Matchbox Twenty, and former professional football player Michael Irvin.

Our Historical Performance

The Company had an accumulated deficit of $5,558,315 at December 31, 2023, $2,924,323 in cash at December 31, 2023, and a net loss of $4,931,197 during the year ended December 31, 2023. The Company initiated a sale of 621,590 shares of common stock under its Amended and Restated Closing Agreement (as amended and as defined in Item 5. “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities”) on March 27, 2024, and the Company intends to file a “shelf” registration statement and arrange for one or more financings to commence pursuant to such shelf registration statement shortly after it becomes effective. Based on the Company’s existing cash resources and the cash expected to be received from these financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through December 31, 2024.  For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Industry Overview

The social influencer and online media presence on various platforms are expanding and evolving. More than any previous generation, Generation Z is immersed in social media platforms like TikTok, X, and Meta Platforms’ Facebook and Instagram. This trend has generated opportunities for young adults to become social influencers and to gain financial success. Many kids now want to be “tiktokers”, “instagrammers”, and social media influencers. In addition to these platforms, the Reddit-based campaigns behind the GameStop, AMC and Koss meme stock phenomena of 2021 demonstrated the power of social media to generate and destroy financial wealth relatively quickly. We believe that these developments are together giving way to a new type of social media community. Social media was once occupied by influencers who were showing off their latest snacks, clothes, makeup brands, and other products and services, but now, a new breed of influencers focus on other subjects that are gaining mass interest, especially with Generation Z, including personal finance and investing.

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

At the same time, a relatively new social media app, Discord, has emerged and demonstrated unique appeal to younger people. As reported by The New York Times (“How Discord, born from an obscure game, became a social hub for young people,” December 29, 2021), driven in part by the COVID-19 pandemic, Discord “has exploded into the mainstream.” While parents working from home flocked to Zoom, many of their children were downloading the Discord app to socialize with other young people through text and audio and video calls in groups known as servers. As of March 2024, the platform has more than 150 million active users each month – up from 56 million in 2019. It has expanded from gamers to many other groups including music aficionados, students, art communities, and cryptocurrency enthusiasts. According to Bloomberg, on September 15, 2021, Discord’s valuation doubled from $7 billion in 2020 to about $15 billion based on a $500 million capital raise.

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

Discord Communities. Our investment education and entertainment service aims to serve as an education and entertainment platform for investments in a way that is accessible to Generation Z and other social media users. As one of the largest community-based education and entertainment platforms on Discord, with four separate servers with a combined user membership of approximately 210,000 as of March 2024, we provide financial literacy education and entertainment on trading and investment. Our largest Discord server focuses on stock investing education and entertainment, and we have smaller but growing real estate and cryptocurrency education and entertainment Discord servers. One of the unique aspects of Discord is that the base access to certain materials is free to all users. Our Discord server subscription fees currently range from $4.99 to $59.99, with a top tier that includes access to the OptionsSwing software platform of $120.00.

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

Our AE.360.DDM service includes any or all of the following:

●	“360.DD Level 1, 2 or 3” Design and Development service: We design and establish the client’s Discord server under one of the following three “levels” of service:

●	Level 1 includes a simple setup of the client’s server with base, or general-purpose, channels and basic bots. Discord channels are topic-based chatrooms. Discord bots are user-like computer-simulated members of the server that can automate various actions. Bots use Discord’s public application programming interface, or API, to perform actions like send messages, modify roles, or automate moderation.

●	Level 2 includes both Level 1 services and more advanced server features.

●	Level 3 includes Level 1 and Level 2 services, and adds the following key features:

●	Enhancements taking advantage of premium Discord features.

●	Setup of a number of private channels. A private channel on Discord only allows selected members to join it or limits what users may view and post without special permissions. Discord server members who are not added to the channel will not be able to see it on the server’s sidebar. Private chat channels may be used to offer premium content to users.

●	Third-party integrations, which may be used to integrate the use of complimentary apps into the Discord server such as other social media platforms, productivity or data-management apps, and others.

●	Special-purpose community bot and chat features.

●	External links to websites that a client wishes to promote may also be included.

●	“360.M” Management service: We will act as the lead moderator and community manager of the client’s Discord server. Features may include the following:

●	Moderating and interacting in daily chats;

●	Answering support tickets;

●	Acting as a moderator and team leader. Team leaders usually have the ability to create channels, create and delete roles, and perform other administrative functions

●	Provide informative, fun, and interactive announcements;

●	Make suggestions on how to improve the Discord community based on performance over time;

●	Add all necessary bots for security, gaming, fun and so on.

●	Managing the Discord server through moderation and maintenance through a proprietary process.

●	ChatGPT AI bot as an AE.360.DDM Discord server customer service feature.

Since February 2024, we also offer Ternary V2, the next generation of Ternary’s Stripe-verified payment processing platform for Discord communities. Ternary V2 provides additional CRM tools, allowing community owners the ability to scale, manage, and transact payments all in a single platform.

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

Sales, Marketing and Customer Acquisition

We will continue to seek customers by producing content for our Discord servers and other social media accounts and using our Social Influencer Network to increase our Discord members and to provide marketing services. To that end, we frequently engage in social media campaigns for our Discord servers by posting free videos, tweets, and other social media content on Discord, TikTok, X, Instagram, and YouTube. We will use search engine optimization, or SEO, to gain further reach in acquiring paying subscribers and other members to our Discord servers and potential customers of our other services. We expect that we will increase sales and revenues from increased Discord members and customers of our paid services from the expansion of our AE.360.DDM service and expansion of our STOCKS, CRYPTOS and REALTY Discord servers.

One of the ways we can increase our Discord users and customer base is to utilize our “SiN” or “Social Influencer Network,” our social influencer independent contractors. Each of our SiN social influencer independent contractors can perform social media outreach to expand our Discord server bases and increase membership in our Discord servers. When we use our social influencers to increase our user base, we have the right to preapprove and remove the influencer’s posts at our discretion. They are generally paid on a commission-only basis. Typical payment terms are a dollar amount for a certain number of new member signups or subscription net revenue. We may also commission them to provide premium video education series with revenue-sharing provisions for any related subscription fees. We generally own all content produced by our SiN influencers. Depending on each contract, we may require weekly meetings with the influencer. Our SiN contracts are terminable on 30 days’ notice our SiN and have customary confidentiality, nondisclosure, and noncompete provisions.

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

During 2023 and through March 2024, we initiated an online marketing campaign and expanded use of SEO, Facebook Ads, Google Ads and Google Analytics to accelerate customer acquisition for our AE.360.DDM service; launched a new AE.360.DDM website; engaged music producer Jeff Blue as Head of Entertainment to lead the development of the AE.360.DDM Music and Entertainment A&R service; hired a Senior Project Manager for all Discord servers under the AE.360.DDM suite of services; introduced a ChatGPT AI bot as an AE.360.DDM Discord server customer service feature; engaged professional golfers Bryson DeChambeau and Scott Verplank to promote the AE.360.DDM service; and engaged Michael Irvin, American sports commentator and former professional football player, to provide marketing services for the AE.360.DDM service; launched an official YouTube channel, “The Lounge,” which will feature podcast interviews with celebrities, sports figures, business professionals, and more, and where interviews will focus on each guest’s journey through life; expanded the AE.360.DDM service with Ternary V2, the next generation of the Ternary Stripe-verified payment processing platform for Discord communities; and introduced a ChatGPT AI bot as an AE.360.DDM Discord server customer service feature.

Competition

While we do not have any competitors that compete with us across our business in its entirety, we face competition in certain aspects of our business. Our products and services face competition from different businesses depending on the offering.

The education components of our investment education and entertainment services have the following primary competitors:

●	Xtrades Discord Server – Stocks and options trading communities with real traders providing analysis; fees range from $38/month to $988 for a lifetime membership. Their Discord server had approximately 116,000 members as of March 2024.

●	WallStreetBets Discord Server and Subreddit – These are generally free services where anyone can offer advice on high-risk investing in stocks, options, and futures trading. Their Discord server has approximately 527,000 members and their subreddit had approximately 15 million registered users as of March 2024.

●	Eagle Investors – An online investment education service provided by investment advisory firm Eagle Investments LLC. They manage a Discord server which includes a free investor community, a number of channels on diverse topics, and free webinars. They also offer premium-only content for $27 or $87 per month for different levels of access to trading alerts on their Discord server. They also offer paid stocks and options training courses for $400 per course not including discounts, and private one-on-one sessions ranging from one to eight hours with expert traders at varying prices. Their Discord server had approximately 165,000 members as of March 2024.

Our social media marketing and advertising competitors primarily include social media influencers who are the owners of alternative Discord servers and social media education and entertainment services, which may detract from our current and potential paying subscriber base and customers of our other services. These competitors include:

●	@Fourtoeight – A social influencer who is the owner of the Discord server Wiseguyinvesting. Wiseguyinvesting offers several payment plans for investment education resources and other features. Its community size is similar to ours. Its plans range from $25 per week to $800 per year.

●	@moneylinemark – A social influencer who owns the “StockVIP” Discord server with approximately 262,000 members. Their revenue model relies 100% on Discord memberships.

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

Our Strengths

We believe that we have competitive strengths, some of which are discussed below, that position us favorably in each aspect of our business. We believe our key competitive strengths include the following:

●	Superior Social Influencer Team. We believe that our greatest competitive strength is our people. Our blend of young, dynamic, entrepreneurial executive social influencers are part of Generation Z and understand their needs and interests. Moreover, our executive team includes professionals with two or more decades of accounting, legal, technology, sales, and management experience including our Executive Chairman, who has practiced law for over 25 years; our Chief Financial Officer, a Certified Public Accountant, or CPA, with over ten years of experience in finance and accounting; our Chief Experience Officer, who has been in the technology and marketing management field for over two decades; and our Chief Technology Officer, a former Salesforce Inc. Senior Solution Engineer, who joined us in connection with our Ternary and OptionsSwing assets acquisitions. We believe that we have a unique combination of knowledge, global experience and business acumen to sustain long-term growth.

●	First-Mover Advantage. We believe that our AE.360.DDM service is a first-of-its-kind business developed by our company to design, develop, and manage Discord servers for customers wanting to create their own Discord communities for their business. With our superior understanding of the Discord platform, we can provide the technology and speed to market which customers require to set up successful Discord servers.

●	Best-in-Class Investment Education, Entertainment and Technology. Our insights into compelling investment education and entertainment methods and subjects for Gen Z and other types of interested customers; experience creating communities for Gen Z and social media consumers; and our growing social influencer network, or “SiN”, and related content publishing network, are some of the hallmarks of our business.

●	Service Synergy. Each of our operating business categories has the ability to be a standalone business, but all are housed within our single Asset Entities enterprise. With each deployment of additional services, we have historically experienced organic growth in our other businesses.

Our Growth Strategies

The key elements of our strategy to expand our business include the following:

●	Expand Our Social Influencer Network. Our growth has been grounded on our team of social influencers. In order to generate even greater momentum for the growth of our services, we will continue to expand our “SiN” social influencer network. We plan to bring top current and former athletes, celebrities, and rising and high-profile social influencers into our SiN network to promote our established and newer Discord servers. We have also begun utilizing our SiN network to accelerate the growth of our social media and marketing service.

●	Leverage Discord Server Community Outreach. We will continue to seek accelerated growth in Discord server paying subscriber revenues from strategic pricing of varying levels of access to our Discord communities. Moreover, we will leverage our Discord servers to help increase our social media reach and cross-market to our other services.

●	Expand the AE.360.DDM Service. During 2023 and through March 2024, we initiated an online marketing campaign and expanded use of SEO, Facebook Ads, Google Ads and Google Analytics to accelerate customer acquisition for our AE.360.DDM service; launched a new AE.360.DDM website; engaged music producer Jeff Blue as Head of Entertainment to lead the development of the AE.360.DDM Music and Entertainment A&R service; hired a Senior Project Manager for all Discord servers under the AE.360.DDM suite of services; introduced a ChatGPT AI bot as an AE.360.DDM Discord server customer service feature; engaged professional golfers Bryson DeChambeau and Scott Verplank to promote the AE.360.DDM service; and engaged Michael Irvin, American sports commentator and former professional football player, to provide marketing services for the AE.360.DDM service; launched an official YouTube channel, “The Lounge,” which will feature podcast interviews with celebrities, sports figures, business professionals, and more, and where interviews will focus on each guest’s journey through life; expanded the AE.360.DDM service with Ternary V2, the next generation of the Ternary Stripe-verified payment processing platform for Discord communities; and introduced a ChatGPT AI bot as an AE.360.DDM Discord server customer service feature.

●	Market and Leverage Synergies from the AE.360.DDM Service. We will further use and expand this service to create synergies and income-producing revenue streams that complement our other business categories.

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

On November 10, 2023, we acquired the rights to the trademarks “Ternary D” and “OptionsSwing”, the domain names ternarydev.com and optionsswing.com, the social media handle @optionsswing on Instagram, Facebook, TikTok, YouTube, and X, the social media handle @TernaryDevelopments on Instagram, the social media handle @TernaryDev on Facebook, TikTok and X, and the Ternary Developments and OptionsSwing Discord servers, in connection with the asset purchase agreement by and among Asset Entities Inc., Ternary Inc., Ternary Developments Inc., OptionsSwing Inc., and Jason Lee, dated as of November 10, 2023.

Human Capital

As of March 31, 2024, we had 11 full-time employees and 28 independent contractors. Our independent contractors include approximately 27 Discord server moderators, analysts, server developers, software developers, customer service, sales, and marketing outreach. We expect to hire up to approximately 50 other independent contractors, as needed, for our Discord-based social media and services with some of the proceeds of this offering. None of our personnel are represented by labor unions, and we believe that we have an excellent relationship with everyone who works with us. We operate the Company under remote-first principles.

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

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example:

●	The Controlling the Assault of Non-Solicited Pornography And Marketing Act, as amended (the “CAN-SPAM Act”), and similar laws adopted by several states, regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers, and control other abusive online marketing practices. The law also restricts data collection and use in connection with its opt-out process requirements for senders of commercial emails. Similarly, the U.S. Federal Trade Commission (“FTC”) has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices it may deem misleading or deceptive.

●	The federal Telephone Consumer Protection Act of 1991 (“TCPA”) restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages, and fax machines. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, several states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois, and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that such person is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states, and through the availability of statutory damages and class action lawsuits for violations of the TCPA.

●	The Credit Card Accountability Responsibility and Disclosure Act of 2009, and similar laws and regulations adopted by several states regulate credit card and gift certificate use fairness, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards. We are subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected.

●	The Digital Millennium Copyright Act provides relief for claims of circumvention of copyright protected technologies and includes a safe harbor intended to reduce the liability of online service providers for hosting, listing, or linking to third-party content that infringes copyrights of others.

●	The Communications Decency Act provides that online service providers will not be considered the publisher or speaker of content provided by others, such as individuals who post content on an online service provider’s website.

●	The California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16. In addition, the European Union and United Kingdom have adopted the General Data Protection Regulation (“GDPR”), which likewise impose significant data protection obligations on enterprises, including limitations on data uses and constraints on certain uses of sensitive data. Effective January 1, 2023, we also became subject to the California Privacy Rights Act (“CPRA”), which expands upon the consumer data use restrictions, penalties and enforcement provisions under the CCPA.

●	Virginia’s Consumer Data Protection Act (“VCDPA”) establishes rights for Virginia consumers to control how companies use individuals’ personal data. The VCDPA dictates how companies must protect personal data in their possession and respond to consumers exercising their rights, as prescribed by the law, regarding such personal data. The VCDPA went into effect on January 1, 2023. The Colorado Privacy Act and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring (“CDPA”), effective as of July 1, 2023, are similar comprehensive consumer privacy laws in Colorado and Connecticut, respectively. Effective as of December 31, 2023 and January 1, 2025, the Utah Consumer Privacy Act (“UCPA”), and the Iowa Consumer Privacy Act (“ICPA”), will also regulate business handling of consumers’ personal data in Utah and Iowa, respectively.

●	The European Union (the “EU”) General Data Protection Regulation (“GDPR”) imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data.

The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with our EU-based students. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.

Following the withdrawal of the United Kingdom from the EU and the expiry of the transition period, from January 1, 2021, the United Kingdom Data Protection Act 2018 (“UK GDPR”) retains in large part the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, e.g., we could be fined up to the greater of €20 million/£17.5 million or 4% of global turnover under each regime.

The federal U.S. Children’s Online Privacy Protection Act (“COPPA”), the GDPR, and the UK GDPR impose additional restrictions on the ability of online services to collect information from minors. In addition, certain states, including Utah and Massachusetts, have laws that impose criminal penalties on the production and distribution of content that is “harmful to a minor.”

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

In our initial public offering, we offered and sold shares of Class B Common Stock to public investors (see “—Initial Public Offering” below). AEH owns all of the 7,532,029 shares of our outstanding Class A Common Stock, which amounts to 75,320,290 votes. The shares of Class A Common Stock held by AEH are controlled by its officers and board of managers, all of whom are also some of our officers and directors. Following the initial public offering and as of March 29, 2024, there are 6,892,381 shares of Class B Common Stock issued and outstanding, 1,547,565 of which are held by officers and directors as a result of (i) grants of restricted stock under the Plan that were made pursuant to such officers and directors’ employment or consulting agreements and (ii) the conversion of shares of Class A Common Stock into shares of Class B Common Stock upon transfer of such shares to such officers and directors as the former indirect beneficial owners of such shares. Stockholders that are not officers and directors therefore currently own 5,344,816 shares of Class B Common Stock, representing approximately 6.5% of total voting power. Combining their control of AEH’s shares of Class A Common Stock and their Class B Common Stock, our officers and directors collectively maintain controlling voting power in the Company based on having approximately 93.5% of all voting rights. This concentrated control may limit or preclude the ability of others to influence corporate matters including significant business decisions for the foreseeable future.

Transfers and Conversions of Class A Common Stock

On April 21, 2022, we entered into a Cancellation and Exchange Agreement with each of AEH, the holder of 9,756,000 shares of Class A Common Stock, GKDB AE Holdings, LLC (“GKDB”), the holder of 200,000 units of membership interests in AEH representing 20.0% ownership of AEH, and certain holders of an aggregate of 790,000 units of membership interests in GKDB (the “2022 Former GKDB Holders”) representing 39.5% ownership in GKDB. In accordance with these agreements, we and AEH agreed to convert 770,724 shares of AEH’s Class A Common Stock into 770,724 shares of Class B Common Stock and transfer such shares to GKDB, in exchange for GKDB’s agreement to cancel and surrender 79,000 of GKDB’s 200,000 units of membership interests in AEH, representing the 2022 Former GKDB Holders’ 39.5% share of GKDB’s total ownership interest in AEH. GKDB in turn agreed to the cancellation of 79,000 of its AEH units and transfer of the 770,724 shares of Class B Common Stock to the 2022 Former GKDB Holders in proportion to their former ownership interests in GKDB, in exchange for the 2022 Former GKDB Holders’ agreement to cancel and surrender all of their units of membership interests in GKDB. The 770,724 shares of Class B Common Stock transferred to the 2022 Former GKDB Holders were derived from the 2022 Former GKDB Holders’ approximately 7.9% nominal indirect interest in AEH’s 9,756,000 shares of Class A Common Stock, which in turn was derived from the 2022 Former GKDB Holders’ 39.5% ownership of GKDB and, in turn, their nominal indirect interest in 79,000 of GKDB’s 200,000 units, or 20.0% ownership of AEH. The 2022 Former GKDB Holders’ nominal indirect interest in AEH’s 9,756,000 shares of Class A Common Stock was therefore automatically converted into ownership of 770,724 shares of Class B Common Stock upon the conversion and transfer of this number of Class A Common Stock that were held by AEH to the 2022 Former GKDB Holders. As a result of these transactions, AEH held 8,985,276 shares of Class A Common Stock and the 2022 Former GKDB Holders held a total of 770,724 shares of Class B Common Stock.

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

On February 22, 2024, we entered into a Cancellation and Exchange Agreement with each of AEH, the holder of 8,385,276 shares of Class A Common Stock, GKDB, the holder of 603,953 units of membership interests in AEH representing approximately 13.2% ownership of AEH, and certain holders of an aggregate of 308,073 units of membership interests in GKDB (the “2024 Former GKDB Holders”) representing approximately 51.0% ownership in GKDB. In accordance with these agreements, we and AEH agreed to convert 561,585 shares of AEH’s Class A Common Stock into 561,585 shares of Class B Common Stock and transfer such shares to GKDB, in exchange for GKDB’s agreement to cancel and surrender 308,073 of GKDB’s 603,953 units of membership interests in AEH, representing the 2024 Former GKDB Holders’ approximately 51.0% share of GKDB’s total ownership interest in AEH. GKDB in turn agreed to the cancellation of 308,073 of its AEH units and transfer of the 561,585 shares of Class B Common Stock to the 2024 Former GKDB Holders in proportion to their former ownership interests in GKDB, in exchange for the 2024 Former GKDB Holders’ agreement to cancel and surrender all of their units of membership interests in GKDB. The 561,585 shares of Class B Common Stock transferred to the 2024 Former GKDB Holders were derived from the 2024 Former GKDB Holders’ approximately 6.7% nominal indirect interest in AEH’s 8,385,276 shares of Class A Common Stock, which in turn was derived from the 2024 Former GKDB Holders’ approximately 51.0% ownership of GKDB and, in turn, their nominal indirect interest in 308,073 of GKDB’s 603,953 units, or approximately 13.2% ownership of AEH. The 2024 Former GKDB Holders’ nominal indirect interest in AEH’s 8,385,276 shares of Class A Common Stock was therefore automatically converted into ownership of 561,585 shares of Class B Common Stock upon the conversion and transfer of this number of Class A Common Stock that were held by AEH to the 2024 Former GKDB Holders. Additionally, on February 22, 2024, we entered into a Cancellation and Exchange Agreement with AEH and a holder of 160,000 units of membership interests in AEH (the “2024 Former AEH Holder”), representing approximately 3.4% ownership in AEH. In accordance with this agreement, we and AEH agreed to convert 291,662 shares of AEH’s Class A Common Stock into 291,662 shares of Class B Common Stock and transfer such shares to the 2024 Former AEH Holder in exchange for the 2024 Former AEH Holder’s agreement to cancel and surrender the 2024 Former AEH Holder’s 160,000 units of membership interests in AEH. The 2024 Former AEH Holder’s nominal direct interest in AEH’s 8,385,276 shares of Class A Common Stock was therefore automatically converted into ownership of 291,662 shares of Class B Common Stock upon the conversion and transfer of this number of Class A Common Stock that were held by AEH to the 2024 Former AEH Holder. These share transfers were recorded with the transfer agent as of February 26, 2024. As a result of these transactions, AEH held 7,532,029 shares of Class A Common Stock, the 2024 Former GKDB Holders held a total of 561,585 shares of Class B Common Stock, and the 2024 Former AEH Holder held 291,662 shares of Class B Common Stock.

Private Placements of Class B Common Stock

On June 9, 2022, October 7, 2022, and October 21, 2022, we conducted private placements of shares of Class B Common Stock and entered into certain subscription agreements with a number of investors. Pursuant to the agreements, we issued 750,000 shares of Class B Common Stock at $1.00 per share for a total of $750,000. The shares were subject to certain lockup provisions until 365 days after the commencement of trading of our Class B Common Stock, subject to certain exceptions. However, these lockup provisions were fully waived. If the Company’s common stock had not been listed on a national securities exchange on or before the first anniversary of the final closing of the private placement, then all of the private placement investors would have been entitled to receive one additional share for each share originally purchased. Boustead Securities, LLC (“Boustead”), which was also the representative of the underwriters in our initial public offering (see “—Initial Public Offering” below), acted as placement agent in each private placement. Pursuant to our engagement letter agreement with Boustead, dated November 29, 2021 (the “Boustead Engagement Letter”), in addition to payments of a success fee of $52,500, or 7% of the total purchase price of the shares sold in the private placements, and a non-accountable expense allowance of $7,500, or 1% of the total purchase price of the shares sold in the private placement, we agreed to issue Boustead five-year warrants to purchase up to 52,500 shares of Class B Common Stock in aggregate, exercisable on a cashless basis, with an exercise price of $6.25 per share, subject to adjustment.

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

Initial Public Offering and Underwriting Agreement

On February 2, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead, as representative of the underwriters named on Schedule 1 thereto, relating to our initial public offering, in which we offered to the public 1,500,000 shares (the “IPO Shares”) of Class B Common Stock. Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at a purchase price (the “IPO Price”) of $4.65 (93% of the public offering price per share of $5.00, after deducting underwriting discounts and commissions and before deducting a 0.75% non-accountable expense allowance). Pursuant to the Underwriting Agreement, on February 7, 2023, the Company also agreed to issue Boustead a warrant to purchase the number of shares of Class B Common Stock equal to 7% of the aggregate number of shares of Class B Common Stock sold in the initial public offering (the “Representative’s Warrant”).

On February 3, 2023, the IPO Shares and 1,500,000 outstanding shares of Class B Common Stock that were registered for resale as described below were listed and commenced trading on the Nasdaq Capital Market tier of Nasdaq.

The closing of the initial public offering took place on February 7, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $7,500,000. After deducting the underwriting discounts and commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $6.6 million. The Company also issued the Representative’s Warrant to Boustead for the purchase of 105,000 shares of Class B Common Stock at an exercise price of $6.25 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for five years following the date of issuance.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-267258) (as amended, the “IPO Registration Statement”), initially filed with the Securities and Exchange Commission (the “SEC”) on September 2, 2022, and declared effective by the SEC on February 2, 2023, and the final prospectus (the “IPO Public Offering Prospectus”), dated February 2, 2023, filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, a total of 1,500,000 shares of Class B Common Stock were registered for resale by the selling stockholders named in the IPO Registration Statement, and a final prospectus relating to these shares, dated February 2, 2023 (the “IPO Resale Prospectus”), was filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(3) of the Securities Act. As stated in the IPO Resale Prospectus, any resales of these shares occurred at a fixed price of $5.00 per share until the Class B Common Stock was listed on Nasdaq. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company will not receive any proceeds from the resale of Class B Common Stock by the selling stockholders.

The IPO Registration Statement also registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $1,125,000 for an additional 225,000 shares of Class B Common Stock at the assumed public offering price of $5.00 per share upon full exercise of the underwriters’ over-allotment option; and up to an additional 15,750 shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $98,437.50 at the assumed exercise price of $6.25 per share assuming full exercise of the over-allotment option. The underwriters’ over-allotment option expired unexercised, and as of the date of this Annual Report, the Representative’s Warrant has not been exercised.

On April 4, 2023, Post-Effective Amendment No. 1 to the IPO Registration Statement (the “IPO Post-Effective Amendment”) was filed with the SEC and became effective on April 14, 2023. The IPO Post-Effective Amendment was required to be filed to update the IPO Registration Statement’s prospectuses to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on June 30, 2023, and information in certain subsequent reports and filings under the Exchange Act. The IPO Post-Effective Amendment maintained the effectiveness of the IPO Registration Statement with respect to the sale of shares of common stock issuable upon exercise of the Representative’s Warrant and the resale of the shares of common stock held by the selling stockholders. Updates to the IPO Public Offering Prospectus and the IPO Resale Prospectus were included with the IPO Post-Effective Amendment.

Pursuant to the Underwriting Agreement, as of February 3, 2023, we were subject to a lock-up agreement that prevented us, subject to certain exceptions, from selling or transferring any of our shares of capital stock of the Company for up to 12 months. In addition, our officers, directors and beneficial owners of approximately 78.0% of our common stock agreed to be locked up for a period of 12 months. Holders of approximately 7.2% of our outstanding common stock agreed to be locked up for a period of nine months, and a holder of approximately 2.3% of our outstanding Class B Common Stock prior to the initial public offering agreed to be locked up for a period of six months with respect to approximately 0.9% of the outstanding common stock held by such holder, subject to certain exceptions. The remaining shares were not subject to lock-up provisions or such lock-up provisions were waived. This lock-up period expired on February 2, 2024.

Pursuant to the Underwriting Agreement, the Company’s officers, directors, and certain stockholders who, prior to the initial public offering, held shares of Class B Common Stock or the Class A Common Stock, agreed, subject to certain exceptions, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any shares of Class A Common Stock or Class B Common Stock or other securities convertible into or exercisable or exchangeable for shares of Class A Common Stock or Class B Common Stock for a period of 6 months, 9 months or 12 months, as applicable, without the prior written consent of Boustead.

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

As stated in the IPO Public Offering Prospectus, the Company intended to use the net proceeds from the initial public offering for investment in corporate infrastructure, marketing and promotion of Discord communities, social campaigns, and the Company’s “AE.360.DDM” Discord design, development and management service, expansion of “SiN”, the Company’s social influencer network, increasing staff and company personnel, and general working capital, operating, and other corporate expenses.

Asset Purchase Agreement

On November 10, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ternary FL, Ternary DE, OptionsSwing (each of Ternary FL, Ternary DE and OptionsSwing, a “Seller,” and collectively, the “Sellers”), and Jason Lee, the principal shareholder of each Seller. Under the Asset Purchase Agreement, the Company agreed to purchase all of the Sellers’ right, title, and interest in and to substantially all of the assets and properties owned by the Sellers and used in connection with their business of Discord development, social media, online community management, marketing, and business-to-business software-as-a-service that offers sales, service, marketing, and analytics for the payment of $100,000 in cash (the “Cash Consideration”), the issuance of 300,000 shares of Class B Common Stock (the “Stock Consideration”), and other good and valuable consideration as described herein.

Pursuant to the Asset Purchase Agreement, on November 10, 2023, the Company paid the Sellers the Cash Consideration, issued 177,000 shares of the Stock Consideration to Mr. Lee, and 123,000 shares of the Stock Consideration in the aggregate to three other designated individuals, and the Sellers and Mr. Lee delivered title to all of the assets of the Sellers. The Stock Consideration is subject to vesting conditions for the two-year period following the grant date, subject to immediate vesting upon a change of control of the Company or certain other events.

Pursuant to the Asset Purchase Agreement, the Company agreed to assume certain liabilities including accrued liabilities (other than taxes), customer deposits and accounts payable, the obligations, duties and liabilities with respect to the contracts used in conducting or relating to the business of the Sellers and other specified assets, in each case only to the extent arising from and after November 10, 2023. These assumed liabilities also exclude any obligations arising from the Sellers’ breach or default before November 10, 2023.

As required under the Asset Purchase Agreement, on November 10, 2023, the Company entered into employment agreements with Mr. Lee and certain employees of the Sellers and an independent contractor agreement with one individual. Under the employment agreement with Mr. Lee (the “CTO Employment Agreement”), Mr. Lee will be the Chief Technology Officer of the Company commencing November 15, 2023, for a two-year term unless terminated earlier by Mr. Lee or by the Company for cause or by mutual agreement. Mr. Lee will be paid a salary of $100,000 per year and be eligible for standard employee benefits. In connection with the CTO Employment Agreement, Mr. Lee entered into an Employee Confidential Information and Inventions Assignment Agreement, which prohibits unauthorized use or disclosure of the Company’s proprietary information, contains a general assignment of rights to inventions and intellectual property rights, and contains non-competition provisions that apply during the term of employment, employee/contractor non-solicitation provisions that apply during the term of employment and for one year after the term of employment, and non-disparagement provisions that apply during and after the term of employment. The Asset Purchase Agreement provides that during the time of employment of Mr. Lee and two years after, Mr. Lee and the Sellers will be subject to non-competition and non-solicitation provisions. The Company will also provide standard indemnification and directors’ and officers’ insurance.

The Asset Purchase Agreement also contains mutual indemnification provisions with respect to breaches of representations and warranties as well as to certain third-party claims, and indemnification by the Company of the Sellers and Mr. Lee with respect to certain damages with respect to the assumed liabilities and certain other liabilities asserted by a third party arising after November 10, 2023. In the case of indemnification provided with respect to breaches of certain non-fundamental representations and warranties, the indemnifying party will only become liable for indemnified losses to the extent that the amount exceeds an aggregate threshold of $25,000. However, this threshold limitation does not apply to claims by the Company for breaches by the Seller or Mr. Lee of certain fundamental representations and warranties. In addition, the Company’s aggregate remedy with respect to any and all indemnifiable losses may in no event exceed the purchase price, consisting of the Cash Consideration and the Stock Consideration.

Organizational Structure

The following diagram depicts our organizational structure as of March 29, 2024. This diagram includes our controlling stockholder of Class A Common Stock, stockholders of Class B Common Stock subject to restrictions on transfer, as a group, and our public stockholders of Class B Common Stock, as a group. The Class A Common Stock and Class B Common Stock holdings of these stockholders is also depicted.

As of the date of this Annual Report, we have no subsidiaries.

Our principal executive offices are located at 100 Crescent Ct, 7th Floor, Dallas, TX 75201 and our telephone number is (214) 459-3117. We maintain a website at https://www.assetentities.com/. Information available on our website is not incorporated by reference in and is not deemed a part of this Annual Report. Our fiscal year ends December 31.  Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this Annual Report, before making an investment decision with respect to our securities. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our shares could decline, and you could lose all or part of your investment.

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

We had a net loss for the years ended December 31, 2023 and 2022. The Company intends to increase expenditures to develop its business and, as a result, may continue to incur losses. There can be no assurance that the Company will achieve significant revenues or profitability. There can be no assurance that the Company will be able to raise additional capital on acceptable terms and conditions, if at all. In the event the Company does achieve rapid sales growth and raise additional capital to fund its current liabilities and burn rate, there is a risk that the Company could fail. There can be no assurances that the Company will be able to retain or attract qualified personnel if it is not able to get to profitability in the foreseeable future.

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

We had a net loss for the years ended December 31, 2023 and 2022. It is anticipated that the Company may continue to sustain operating losses. Its ability to become and/or remain profitable depends in material part on success in growing and expanding the Company’s products and services. There can be no assurance that this will occur. Unanticipated problems and expenses often encountered in offering new and unique products or services may impact whether the Company is successful. Furthermore, the Company may encounter substantial delays and unexpected expenses related to development, technological changes, marketing, insurance, legal or regulatory requirements and changes to such requirements or other unforeseen difficulties. There can be no assurance that the Company will remain profitable. If the Company sustains losses over a period of time, it may be unable to continue in business.

The Company’s future revenue and operating results are unpredictable and may fluctuate significantly.

We had a net loss for the years ended December 31, 2023 and 2022. It is difficult to accurately forecast the Company’s revenues and operating results, and they could continue to fluctuate in the future due to a number of factors. These factors may include: Acceptance of the Company’s products and services; the amount and timing of operating costs and capital expenditures; competition from other market venues or services that may reduce market share and create pricing pressure; and adverse changes in general economic, industry and regulatory conditions and requirements. The Company’s operating results may fluctuate from year to year due to the factors listed above, others described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or not listed. At times, these fluctuations may be significant.

If we are unable to maintain a good relationship with the social media platforms where we operate, our business will suffer.

We expect to generate substantially all of our revenue through social media, marketing agreements, and performing services in connection with social media platforms. Any deterioration in our relationship with these social media platforms would harm our business. We will be subject to Discord’s, TikTok’s, Instagram’s, YouTube’s, X’s, Apple’s and Google’s standard terms and conditions, which govern the promotion, distribution and operation of the various aspects of the operations of the Company. In particular, without being able to use TikTok and other dominant social media as platforms for our social influencers to disseminate marketing and other content, we may not succeed. In July 2021, our co-founder, Executive Vice-Chairman and Chief Marketing Officer, Kyle Fairbanks, was temporarily banned from TikTok for posting a comment that TikTok had determined had violated its terms of service. Although Mr. Fairbanks’s comment was about the Robinhood/GameStop meme stock phenomenon and Mr. Fairbanks believed that he was merely “looking out for the little guy” when he posted the comment in support of the retail investors, TikTok imposed a temporary ban on Mr. Fairbanks. Although TikTok subsequently lifted its ban on Mr. Fairbanks and Mr. Fairbanks has not experienced similar issues since the incident, there is no assurance that TikTok or any other service will permit our key influencers like Mr. Fairbanks from using their services in the future.

Our business would also be harmed if:

●	Discord, TikTok, Instagram, YouTube, X, Apple, Google, or other social media companies whose services we use to market our services, establish terms or conditions which have the effect of discontinuing or limiting our access to their platforms;

●	These companies modify their terms of service or other policies, including fees charged to, or other restrictions on, and change how the personal information of its users is made available on their respective platforms or shared by users; or

●	These companies develop their own competitive offerings.

If Discord, TikTok, Instagram, YouTube, X, Apple or Google loses its market position or otherwise falls out of favor with users, we would need to identify alternative channels for marketing, promoting and distributing our product and services which would consume substantial resources and may not be effective. In addition, these companies have broad discretion to change their terms of service and other policies with respect to us, and those changes may be unfavorable to us. Any such changes in the future could significantly alter how users experience our product and services and interact with our application or in our community, which may harm our business.

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

Our future performance depends on the continued services and contributions of our senior management and other key employees, including our co-founders and leading social media influencers: Arshia Sarkhani, our Chief Executive Officer and President; Kyle Fairbanks, our Executive Vice-Chairman and Chief Marketing Officer; Jackson Fairbanks, our Director of Socials; and Arman Sarkhani, our Chief Operating Officer. Without these key executives and employees, we may not have the ability to execute on our business plans and to identify and pursue new opportunities and service innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results. We do not presently maintain any key man life insurance policies.

If our co-founders were to experience a loss to their social media followings, it could adversely affect our business, operating results and financial condition.

Our future performance depends on the ability of our co-founders and leading social media influencers, Arshia Sarkhani, Kyle Fairbanks, Jackson Fairbanks, and Arman Sarkhani, to retain and grow their social media followings and fanbase by creating quality content that meets the changing preferences of the consumer market. If they were to experience a significant loss of followers on any of their social media accounts, such as Discord, TikTok, Instagram, or X, it could have a negative impact on our business.

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

The extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this Annual Report, including the effectiveness of vaccines and other treatments for COVID-19, and other new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

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

As of December 31, 2023, the Company had a NOL of $4,931,197. Under current tax law, federal NOLs generated after December 31, 2017 are allowed to be carried forward on an indefinite basis. However, as discussed above, the Company’s NOL carryforwards may be subject to federal annual limitations, such as in the event of an “ownership change” as described above, or to applicable state tax law annual limitations, either of which could reduce or defer the utilization of the losses.

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

U.S. federal data privacy laws include the CAN-SPAM Act, which, among other things, restricts data collection and use in connection with CAN-SPAM Act’s opt-out process requirements for senders of commercial emails; and COPPA, which regulates the collection of information by operators of websites and other electronic solutions that are directed to children under 13 years of age, although our website and app user terms of service and privacy policy expressly prohibit children under 13 from submitting information to or on our website or app. These laws and regulations promulgated under these laws restrict our collection, processing, storage, use and disclosure of personal information, may require us to notify individuals of our privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information, and mandate certain procedures with respect to safeguarding and proper description of stored information.

Moreover, certain laws and regulations of U.S states and the EU impose similar or greater data protection requirements and may also subject us to scrutiny or attention from regulatory authorities. For example, the EU and California have passed comprehensive data privacy laws, the EU GDPR and the CCPA and regulations promulgated under the CCPA, respectively, which impose data protection obligations on enterprises, including limitations on data uses and constraints on certain uses of sensitive data. Of particular importance, the CCPA, which became effective on January 1, 2020, limits how we may collect and use personal information, including by requiring companies that process information relating to California residents to make disclosures to consumers about their data collection, use and sharing practices, provide consumers with rights to know and delete personal information and allow consumers to opt out of certain data sharing with third parties. The CCPA also creates an expanded definition of personal information, imposes special rules on the collection of consumer data from minors, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in compliance and potential ligation efforts.  Effective January 1, 2023, we also became subject to the CPRA in California, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the CCPA, and the VCDPA in Virginia, another comprehensive data privacy law, and regulations promulgated under the CPRA and the VCDPA.

In addition, effective July 1, 2023, we may also be subject to the Colorado Privacy Act in Colorado and the CDPA in Connecticut and regulations promulgated under these laws, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we may also be subject to the UCPA in Utah, regarding business handling of consumers’ personal data. Effective January 1, 2025, we may also become subject to the ICPA, a similar consumer data privacy law in Iowa. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these laws and regulations may have on our business.

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

Federal, state and local governments are responding to climate change issues. This increased focus on sustainability is resulting in new regulations and legislation and vendor and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations. Legislation or regulations that impose disclosure requirements, restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels could force us to incur additional costs and we may fail to pass such additional costs on to our customers, which could also have a material adverse effect on our business.

In particular, on March 6, 2024, the SEC adopted rules that will require us to disclose:

●	Climate-related risks that have had or are reasonably likely to have a material impact on our business strategy, results of operations, or financial condition;

●	The actual and potential material impacts of any identified climate-related risks on our strategy, business model, and outlook;

●	If, as part of our strategy, we have undertaken activities to mitigate or adapt to a material climate-related risk, a quantitative and qualitative description of material expenditures incurred and material impacts on financial estimates and assumptions that directly result from such mitigation or adaptation activities;

●	Specified disclosures regarding our activities, if any, to mitigate or adapt to a material climate-related risk including the use, if any, of transition plans, scenario analysis, or internal carbon prices;

●	Any oversight by our board of directors of climate-related risks and any role by management in assessing and managing our material climate-related risks;

●	Any processes we have for identifying, assessing, and managing material climate-related risks and, if we are managing those risks, whether and how any such processes are integrated into our overall risk management system or processes;

●	Information about our climate-related targets or goals, if any, that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition; required disclosures would include material expenditures and material impacts on financial estimates and assumptions as a direct result of the target or goal or actions taken to make progress toward meeting such target or goal;

●	The capitalized costs, expenditures expensed, charges, and losses incurred as a result of severe weather events and other natural conditions, such as hurricanes, tornadoes, flooding, drought, wildfires, extreme temperatures, and sea level rise, subject to applicable one percent and de minimis disclosure thresholds, disclosed in a note to the financial statements;

●	The capitalized costs, expenditures expensed, and losses related to carbon offsets and renewable energy credits or certificates if used as a material component of our plans to achieve our disclosed climate-related targets or goals, disclosed in a note to our financial statements; and

●	If the estimates and assumptions we use to produce our financial statements were materially impacted by risks and uncertainties associated with severe weather events and other natural conditions or any disclosed climate-related targets or transition plans, a qualitative description of how the development of such estimates and assumptions was impacted, disclosed in a note to our financial statements.

We will be exempt from the SEC rules’ requirements to disclose certain information about our greenhouse gas emissions and comply with related auditor assurance requirements as long as we remain a “smaller reporting company” (as described below under “—Risks Related to Ownership of Our Class B Common Stock – We are a ’smaller reporting company’ within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.”) or an “emerging growth company” (as described below under “—Risks Related to Ownership of Our Class B Common Stock – We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.”). In addition, these disclosure rules will not require compliance by us until our fiscal year beginning in 2027, with certain requirements not becoming effective until our fiscal year beginning in 2028, if we remain a smaller reporting company or emerging growth company.

A number of petitions have been filed in federal courts seeking to challenge the SEC’s climate disclosure rules. The outcome of this litigation cannot be determined as of the date of this report.

Assuming that the SEC climate disclosure rules are ultimately upheld in their present form, and even in light of the exemptions and accommodations made for smaller reporting companies and emerging growth companies described above, the costs to adopt the necessary disclosure controls and procedures to disclose all required information, the potential costs to make changes in our operations to allow us to improve our climate change-related disclosures, or the potential loss of revenues from these disclosure requirements due to investor, customer, or vendor requirements to disclose and meet certain climate change-related targets pursuant to these disclosure rules, may still have a material adverse effect on our business and operations.

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

Industry and other market data used in this Annual Report and in other periodic reports that we may in the future file with the SEC, including those undertaken by us or our engaged consultants, may not prove to be representative of current and future market conditions or future results.

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

In our initial public offering, we offered and sold shares of Class B Common Stock to public investors (see Item 1. “Business – Corporate Structure and History – Initial Public Offering and Underwriting Agreement”). AEH owns all of the 7,532,029 shares of our outstanding Class A Common Stock, which amounts to 75,320,290 votes. The shares of Class A Common Stock held by AEH are controlled by its officers and board of managers, all of whom are also some of our officers and directors. Following the initial public offering and as of March 29, 2024, there are 6,892,381 shares of Class B Common Stock issued and outstanding, 1,547,565 of which are held by officers and directors as a result of (i) grants of restricted stock under the Plan that were made pursuant to such officers and directors’ employment or consulting agreements and (ii) the conversion of shares of Class A Common Stock into shares of Class B Common Stock upon transfer of such shares to such officers and directors as the former indirect beneficial owners of such shares. Stockholders that are not officers and directors therefore currently own 5,344,816 shares of Class B Common Stock, representing approximately 6.5% of total voting power. Combining their control of AEH’s shares of Class A Common Stock and their Class B Common Stock, our officers and directors collectively maintain controlling voting power in the Company based on having approximately 93.5% of all voting rights. As a result, we are a “controlled company” under Nasdaq’s rules.

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

On September 28, 2023, the Company received a written notification (the “Notification Letter”) from Nasdaq notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market tier of Nasdaq.

Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Class B Common Stock for the 30 consecutive business days from August 15, 2023 to September 27, 2023, the Company no longer meets the minimum bid price requirement.

The Notification Letter does not impact the Company’s listing of the Class B Common Stock on the Nasdaq Capital Market at this time. However, the Notification Letter provides that the Company’s name will be included on a list of all non-compliant companies which Nasdaq makes available to investors on its website at listingcenter.nasdaq.com, beginning five business days from the date of the Notification Letter.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until March 26, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the Company’s common stock must have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days. If the Company does not regain compliance during such 180-day period, the Company may be eligible for an additional 180 calendar days, provided that the Company meets the continued listing requirement for market value of publicly held shares of $1,000,000 under Nasdaq Listing Rule 5550(a)(5) and all other initial listing standards for the Nasdaq Capital Market, except for Nasdaq Listing Rule 5550(a)(2), and the Company must provide a written notice of its intention to cure this deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

On March 27, 2024, the Company received a written notification (the “Second Notification Letter”) from Nasdaq notifying the Company that it had not regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) and is not eligible for a second 180-day compliance period; specifically, the Company did not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for the Nasdaq Capital Market as of March 26, 2024. The Second Notification Letter provides that the Company’s Class B Common Stock will be scheduled for delisting from the Nasdaq Capital Market and will be suspended at the opening of business of April 5, 2024, and a Form 25-NSE will be filed with the SEC, unless the Company requests an appeal of this determination no later than 4:00 p.m. Eastern Time on April 3, 2024. The Company plans to appeal the delisting determination to the Nasdaq Hearings Panel (the “Hearings Panel”). The Company’s request will stay the suspension of the Company’s Class B Common Stock and the filing of the Form 25-NSE pending the Hearings Panel’s decision. In the event that we are unsuccessful in our appeal, we will be delisted from Nasdaq, and the value of your shares may be materially adversely affected.

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

We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being exempt from certain greenhouse gas emissions disclosure and related third-party assurance requirements;

●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We will also be exempt from certain greenhouse gas emissions disclosure and related third-party assurance requirements. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our Class B Common Stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

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

In our initial public offering, we offered and sold shares of Class B Common Stock to public investors (see Item 1. “Business – Corporate Structure and History – Initial Public Offering and Underwriting Agreement”). AEH owns all of the 7,532,029 shares of our outstanding Class A Common Stock, which amounts to 75,320,290 votes. The shares of Class A Common Stock held by AEH are controlled by its officers and board of managers, all of whom are also some of our officers and directors. Following the initial public offering and as of the date of this Annual Report, there are 7,513,971 shares of Class B Common Stock issued and outstanding, 1,547,565 of which are held by officers and directors as a result of (i) grants of restricted stock under the Plan that were made pursuant to such officers and directors’ employment or consulting agreements and (ii) the conversion of shares of Class A Common Stock into shares of Class B Common Stock upon transfer of such shares to such officers and directors as the former indirect beneficial owners of such shares. Stockholders that are not officers and directors therefore currently own 5,966,406 shares of Class B Common Stock, representing approximately 7.2% of total voting power. Combining their control of AEH’s shares of Class A Common Stock and their Class B Common Stock, our officers and directors collectively maintain controlling voting power in the Company based on having approximately 92.8% of all voting rights. As a result, we are a “controlled company” under Nasdaq’s rules.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have developed the following processes as part of our strategy for assessing, identifying, and managing material risks from cybersecurity threats.

Managing Material Risks & Integrated Overall Risk Management

We have integrated cybersecurity risk management into our risk management processes. This integration is intended to ensure that cybersecurity considerations are part of our decision-making processes. We continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

We have adopted the standard 2FA (two factor authentication) for all our eData access (emails, online storage, etc.). In addition, all our applications and third-party applications have timed, authentication and environmental disposable cookie processes that force every user to reauthenticate their credentials. Our business transactional data includes dumb access controls that are vendor-specific, a set or specified range of costs, faceless entry point, and a unique 4FA (four factor authentication) process, protecting access to our banking and application systems.

Moreover, our commitment to data security extends beyond industry standards through the implementation of advanced access controls. We have developed a sophisticated access control system, referred to as “dumb access controls,” which limits access to only specific vendors within a predefined range of costs. This system operates through a faceless entry point with a unique 4FA process, ensuring that access to sensitive banking or application systems is strictly controlled and virtually nonexistent for unauthorized entities. These comprehensive security measures not only protect our business transactional data but also uphold the integrity and confidentiality of our systems and information assets.

Engaging Third-Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, our Chief Experience Officer periodically evaluates and tests our risk management systems. Our Chief Experience Officer has specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices.

Overseeing Third-Party Risk

Because we are aware of the risks associated with third-party service providers, we implement processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes regular assessments by our Chief Experience Officer. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Board of Directors Oversight

Our board of directors oversees the management of risks associated with cybersecurity threats.

Management’s Role Managing Risk

The Company’s Chief Experience Officer is primarily responsible for assessing, monitoring and managing our cybersecurity risks. The Chief Experience Officer must ensure that all industry standard cybersecurity measures are functioning as required to prevent or detect cybersecurity threats and related risks. The Chief Experience Officer provides briefings on cybersecurity threats and related risks to our Chief Executive Officer on a regular basis. Our Chief Experience Officer has ten years of experience in the field of information technology. The Chief Experience Officer oversees and tests our compliance with standards, remediates known risks, and leads our employee training program. The Chief Experience Officer has extensive experience in cybersecurity and possesses the knowledge and skills and background and experience necessary, as described in his biography.

Monitoring Cybersecurity Incidents

The Chief Experience Officer is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The Chief Experience Officer implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of industry-standard security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Chief Experience Officer will implement an incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

Significant cybersecurity matters, and strategic risk management decisions, will be escalated to the board of directors.

ITEM 2. PROPERTIES.

Although we are a remote-first company, we have a central office in Dallas, Texas. All of our independent contractors and employees are remote-first and supply their own equipment and office space. In the future, we may seek to expand our physical facilities to accommodate our growth. Our headquarters is in Dallas, leased through Regus Management at The Crescent Office Complex located at 100 Crescent Court, 7th Floor, in Dallas, Texas. Our monthly rent was initially $985 per month from February 1, 2022 to January 31, 2023. On October 10, 2022, we renewed the lease at this location for an additional one-year term for $1,085 per month from February 1, 2023 to January 31, 2024. On May 4, 2022, we leased an additional office at this location for $1,339 per month from June 1, 2022 to May 31, 2023. Each lease will automatically renew for an additional one-year term unless cancelled by either party with at least three months’ notice. The rent on any renewal will be at the then-prevailing market rate. A copy of each lease agreement described above has been filed as Exhibit 10.20, Exhibit 10.21 and Exhibit 10.22 to this Annual Report, respectively, and the description above is qualified in its entirety by reference to each such exhibit.

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

Number of Holders of Our Common Stock

As of March 29, 2024, there was one holder of record of our Class A Common Stock, which is not listed, quoted or traded on any stock exchange or over-the-counter market, and 25 holders of record of our Class B Common Stock, which is listed and traded on Nasdaq under the symbol “ASST”. In computing the number of holders of record of our common stock, holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions are not included.

Use of Proceeds from Registered Securities

The closing of our initial public offering took place on February 7, 2023, pursuant to the Underwriting Agreement. At the closing, the Company sold the IPO Shares for total gross proceeds of $7,500,000. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $6.6 million. Other terms of and agreements relating to the Underwriting Agreement and the underwriter are described under Item 1. “Business – Corporate Structure and History – Initial Public Offering and Underwriting Agreement” and Item 7. “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources – Engagement Letter with Boustead Securities, LLC”.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the IPO Registration Statement, initially filed with the SEC on September 2, 2022, and declared effective by the SEC on February 2, 2023, and the IPO Public Offering Prospectus, dated February 2, 2023, filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act. In addition, a total of 1,500,000 shares of Class B Common Stock were registered for resale by the selling stockholders named in the IPO Registration Statement, and the IPO Resale Prospectus, was filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(3) of the Securities Act. As stated in the IPO Resale Prospectus, any resales of these shares occurred at a fixed price of $5.00 per share until the Class B Common Stock was listed on Nasdaq. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company will not receive any proceeds from the resale of Class B Common Stock by the selling stockholders.

The IPO Registration Statement also registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $1,125,000 for an additional 225,000 shares of Class B Common Stock at the assumed public offering price of $5.00 per share upon full exercise of the underwriters’ over-allotment option; and up to an additional 15,750 shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $98,437.50 at the assumed exercise price of $6.25 per share assuming full exercise of the over-allotment option. The underwriters’ over-allotment option expired unexercised, and as of the date of this Annual Report, the Representative’s Warrant has not been exercised.

On April 4, 2023, the IPO Post-Effective Amendment was filed with the SEC and became effective on April 14, 2023. The IPO Post-Effective Amendment was required to be filed to update the IPO Registration Statement’s prospectuses to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on June 30, 2023, and information in certain subsequent reports and filings under the Exchange Act. The IPO Post-Effective Amendment maintained the effectiveness of the IPO Registration Statement with respect to the sale of shares of common stock issuable upon exercise of the Representative’s Warrant and the resale of the shares of common stock held by the selling stockholders. Updates to the IPO Public Offering Prospectus and the IPO Resale Prospectus were included with the IPO Post-Effective Amendment.

As stated in the IPO Public Offering Prospectus, the Company intended to use the net proceeds from the initial public offering for investment in corporate infrastructure, marketing and promotion of Discord communities, social campaigns, and the Company’s “AE.360.DDM” Discord design, development and management service, expansion of “SiN”, the Company’s social influencer network, increasing staff and company personnel, and general working capital, operating, and other corporate expenses.

The following is our reasonable estimate of the uses of the proceeds from the Company’s initial public offering from the date of the closing of the offering on November 16, 2023 until December 31, 2023:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	None was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	$3.5 million was used for working capital; and

●	None was used for temporary investments.

As of December 31, 2023, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and we do not expect, any material change in the planned use of proceeds from the initial public offering as described in the IPO Registration Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans”.

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

Recent Sales of Unregistered Securities

During 2023, the Company did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K where required, except as disclosed below.

On June 30, 2023, the Company entered into a Closing Agreement (the “Triton Closing Agreement”) with Triton Funds LP, a Delaware limited partnership (“Triton”). Under the Closing Agreement, the Company agreed to sell to Triton, at its option, shares of Class B Common Stock having an aggregate value of $1,000,000 (the “Triton Shares”), pursuant to a registration statement to be filed and made effective for the resale of the Triton Shares. Subject to the terms of the Triton Closing Agreement, the Company was provided a right to deliver a closing notice (the “Triton Closing Notice”) and issue the Triton Shares to Triton at any time before September 30, 2023, pursuant to which Triton had agreed to purchase the Triton Shares for $1,000,000 before deducting a $25,000 administrative fee. The price of each of the Triton Shares was agreed to be 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days prior to the closing of the purchase of the Triton Shares (the “Triton Closing”). The Triton Closing was required to occur within five business days after the delivery of the Triton Shares to Triton. Triton’s obligation to purchase the Triton Shares was conditioned on the effectiveness of the required registration statement and Triton’s ownership not exceeding 9.99% of the Class B Common Stock outstanding as of June 30, 2023.

The Triton Closing Agreement contained additional requirements, including that the Company maintain the listing of the Class B Common Stock on the primary market on which the Class B Common Stock is listed and provide notice to Triton of certain events affecting registration or that may suspend its right to submit the Triton Closing Notice. The Company also agreed to provide indemnification against liabilities relating to misrepresentations, breaches of obligations, and third-party claims relating to the Triton Closing Agreement, with certain exceptions. The Triton Closing Agreement provided that it would expire either upon the Triton Closing or September 30, 2023.

On August 1, 2023, the Company entered into an Amended and Restated Closing Agreement (the “Amended and Restated Closing Agreement”) with Triton. Subject to its terms, the Amended and Restated Closing Agreement provided that the Company may deliver a Closing Notice and issue certain securities to Triton at any time on or before September 30, 2023, pursuant to which Triton agreed to be required to purchase such securities of the Company with an aggregate gross purchase price of $1,000,000 in the following manner. Upon delivery of a Closing Notice and the issuance and delivery of securities as described below, Triton agreed to purchase Triton Shares in an amount equal to up to 9.99% of the outstanding shares of Class B Common Stock following such purchase, pre-funded warrants (“Triton Pre-Funded Warrants” and together with Triton Shares, “Triton Securities”) that may be exercised to purchase an amount of newly-issued shares of Class B Common Stock (“Triton Warrant Shares”), or both Triton Shares and Triton Pre-Funded Warrants, such that the aggregate price of the Triton Shares and the Triton Pre-Funded Warrants together with the exercise price to be paid upon full exercise of the Triton Pre-Funded Warrants was required to equal a total gross purchase price of $1,000,000. Upon the Company’s election to deliver a Closing Notice, the price of each of the Triton Shares was required to be set at 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days after the date that the Triton Securities were delivered to Triton. Any proceeds under the Amended and Restated Closing Agreement must be reduced by a $25,000 administrative fee. The Amended and Restated Closing Agreement also provided that it would expire either upon the date that Triton paid the required purchase price after receiving a Closing Notice, or September 30, 2023.

The Amended and Restated Closing Agreement provided that Triton’s obligation to purchase the Triton Securities was subject to certain conditions. These conditions included the filing and effectiveness of the required registration statement for the resale of the Triton Securities. In addition, the Class B Common Stock was required to remain listed on the Nasdaq Capital Market tier of Nasdaq, and the issuance of the Triton Securities was required to not violate any requirements of Nasdaq. Triton’s purchase requirement was also subject to provisions that prevented Triton from acquiring shares of Class B Common Stock at the time of any sale of the Triton Securities or exercise of the Triton Pre-Funded Warrants that would result in the number of shares beneficially owned by Triton and its affiliates exceeding 9.99% of the total number of shares of Class B Common Stock outstanding immediately after giving effect to the issuance of the shares under the Amended and Restated Closing Agreement or the Triton Pre-Funded Warrants (the “Beneficial Ownership Limitation”). The Amended and Restated Closing Agreement provided for the issuance of the Triton Pre-Funded Warrants in lieu of issuance of some or all the Triton Shares, with an exercise price of $0.01 per share and with no expiration date, if, in Triton’s sole discretion, it would otherwise exceed the Beneficial Ownership Limitation, or otherwise upon Triton’s election. For each of the Triton Shares that Triton instead elected to be issuable as Triton Warrant Shares, the number of Triton Shares that we were required to issue to Triton at the time of any sale of the Triton Securities was required to be decreased on a one-for-one basis. We were also required to provide indemnification against liabilities relating to misrepresentations, breaches of obligations, and third-party claims relating to the Amended and Restated Closing Agreement, with certain exceptions.

In connection with the Amended and Restated Closing Agreement, pursuant to the Boustead Engagement Letter, upon a closing under the Amended and Restated Closing Agreement, the Company must pay Boustead a cash fee equal to 7% of the gross proceeds to be received from such closing and pay Boustead a non-accountable expense allowance equal to 1% of the gross proceeds to be received from such closing. The Company must also issue Boustead a warrant with respect to any Triton Shares exercisable for a number of shares of Class B Common Stock equal to 7% of the number of the Triton Shares at an exercise price equal to the price per share for the Triton Shares, and a warrant with respect to the issuance of any Triton Pre-Funded Warrants exercisable for a number of shares of Class B Common Stock equal to 7% of the Triton Warrant Shares at an exercise price equal to $0.01 per share (any such warrant, a “Tail Warrant”). Each Tail Warrant must be exercisable for a period of five years and contain cashless exercise provisions. The Company also must reimburse Boustead for all reasonable invoiced out-of-pocket expenses in connection with its performance of any services relating to the Amended and Restated Closing Agreement, regardless of whether a sale under the Amended and Restated Closing Agreement occurred. For further discussion of the Underwriting Agreement and the Boustead Engagement Letter, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Initial Public Offering and Underwriting Agreement” and “—Liquidity and Capital Resources – Engagement Letter with Boustead Securities, LLC”.

On August 18, 2023, the Company filed a Registration Statement on Form S-1 (File No. 333-274079) to register the offer and sale of the Triton Securities in an amount of up to 885,000 shares of Class B Common Stock consisting of Triton Shares and Triton Warrant Shares. The registration statement also registered the offer and sale of up to 61,950 shares of Class B Common Stock under Tail Warrants. The registration statement was declared effective on September 6, 2023.

Under an Amendment to Amended and Restated Closing Agreement (the “First Triton Amendment”), dated as of September 27, 2023, the Company and Triton agreed to amend the Amended and Restated Closing Agreement (as amended, the “Amended A&R Closing Agreement”) to provide that the Amended A&R Closing Agreement will expire on December 30, 2023 instead of September 30, 2023; to provide that up to an aggregate value of $1,000,000 of the Class B Common Stock, based on the purchase price formula described above, may be sold and purchased pursuant to a Closing Notice; and to amend the form of Closing Notice to provide for a specific number of shares that may be sold to Triton under the Amended A&R Closing Agreement. The First Triton Amendment did not amend any of the other provisions of the Amended and Restated Closing Agreement.

As an incentive to Triton to enter into the First Triton Amendment and agree to the extension of the term of the $1,000,000 equity line under the Amended A&R Closing Agreement to December 30, 2023, the Company indicated to Triton that it would deliver a Closing Notice under the Amended A&R Closing Agreement to sell a number of shares of Class B Common Stock equal to approximately 4.9% of the outstanding shares of Class B Common Stock prior to the sale. Therefore, on September 29, 2023, under the Amended A&R Closing Agreement, the Company delivered a Closing Notice to Triton (the “First Closing Notice”) for the purchase of 263,410 Triton Shares (the “First Triton Shares”), which was the amount of shares of Class B Common Stock equal to approximately 4.9% of the 5,375,724 shares of Class B Common Stock outstanding on that date. Pursuant to the Amended A&R Closing Agreement, the closing date for this purchase was required to take place within five business days after the Triton Shares were delivered to Triton (the “Closing Date”). On the Closing Date, Triton was required to pay the Company a purchase price per share equal to 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the period between the date that the shares were delivered to Triton and the Closing Date, the proceeds of which would be reduced by the $25,000 administrative fee, in accordance with the terms of the Amended A&R Closing Agreement.

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

Under a Second Amendment to Amended and Restated Closing Agreement (the “Second Triton Amendment”), dated as of December 30, 2023, the Company and Triton agreed to amend the Amended A&R Closing Agreement to provide that the Amended A&R Closing Agreement will expire on March 31, 2024, instead of December 30, 2023. The Second Triton Amendment did not amend any of the other provisions of the Amended A&R Closing Agreement.

Copies of the Closing Agreement, the Amended and Restated Closing Agreement, the First Triton Amendment, the Second Triton Amendment, the form of the Triton Pre-Funded Warrants, and the form of the warrants issuable to Boustead in connection with the Amended and Restated Closing Agreement, as amended, are each attached to the Annual Report as Exhibit 10.25, Exhibit 10.26, Exhibit 10.27, Exhibit 10.30, Exhibit 4.6, and the description above is qualified in its entirety by reference to such exhibit.

Unless otherwise stated above, the issuances of these securities were made in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D thereunder for the offer and sale of securities not involving a public offering and in reliance on similar exemptions under applicable state laws.

Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2023 – October 31, 2023	-	$-	-	1,250,000
November 1, 2023 – November 30, 2023	92,000	$0.7592	92,000	1,158,000
December 1, 2023 – December 31, 2023	158,000	$0.6541	250,000	1,000,000

(1)	On November 27, 2023, the Company announced that its board of directors has approved a stock repurchase program to purchase up to an aggregate of 1,250,000 shares of its outstanding Class B Common Stock. Acquisitions pursuant to this stock repurchase program may be made through a combination of open market repurchases in compliance with Rule 10b-18 (“Rule 10b-18”) promulgated under the Exchange Act, privately negotiated transactions, and/or other transactions at the Company’s discretion. The Company expects to finance any stock repurchases with existing cash balances. The stock repurchase program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The stock repurchase program will expire on November 21, 2024, unless otherwise modified by the board of directors. All shares of Class B Common Stock purchased during the three months ended December 31, 2023, were repurchased pursuant to this publicly-announced repurchase program and were repurchased in compliance with Rule 10b-18.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly in the sections titled “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

Asset Entities is a technology company providing social media marketing and content delivery services across Discord, TikTok, and other social media platforms. We also design, develop and manage servers for communities on Discord. Based on the rapid growth of our Discord servers and social media following, we have developed three categories of services: (1) our Discord investment education and entertainment services, (2) social media and marketing services, and (3) our AE.360.DDM services. All of our services are based on our effective use of Discord as well as other social media including TikTok, X, Instagram, and YouTube.

Our Discord investment education and entertainment service is designed primarily by and for enthusiastic Generation Z, or Gen Z, retail investors, creators and influencers. Gen Z is commonly considered to be people born between 1997 and 2012. Our investment education and entertainment service focuses on stock, real estate, cryptocurrency, and NFT community learning programs designed for the next generation. While we believe that Gen Z will continue to be our primary market, our recently-expanded Discord server offering features education and entertainment content covering real estate investments, which is expected to appeal strongly to older generations as well. Our current combined server user membership is approximately 210,000 as of March 2024.

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

Our revenue depends on the number of paying subscribers to our Discord servers. During the years ended December 31, 2023 and 2022, we received revenue from 298 and 8,694 Asset Entities Discord server paying subscribers, respectively.

Our Historical Performance

The Company had an accumulated deficit of $5,558,315 at December 31, 2023, $2,924,323 in cash at December 31, 2023, and a net loss of $4,931,197 during the year ended December 31, 2023. The Company initiated a sale of 621,590 shares of common stock under its Amended and Restated Closing Agreement on March 27, 2024, and the Company intends to file a “shelf” registration statement and arrange for one or more financings to commence pursuant to such shelf registration statement shortly after it becomes effective. Based on the Company’s existing cash resources and the cash expected to be received from these financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through December 31, 2024.  For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this Annual Report, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. See also “Item 1A. Risk Factors – Risks Related to Our Business and Industry – The COVID-19 pandemic may cause a material adverse effect on our business” above.

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

Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	present three years, instead of two years, of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	comply with certain greenhouse gas emissions disclosure and related third-party assurance requirements;

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including as to: (i) the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (ii) scaled executive compensation disclosures; (iii) presenting two years of audited financial statements, instead of three years; and (iv) compliance with certain greenhouse gas emissions disclosure and related third-party assurance requirements.

Recent Developments

On March 27, 2024, the Company delivered a Closing Notice to Triton (the “Second Closing Notice”) for the purchase of 621,590 shares of Class B Common Stock (the “Second Triton Shares”), which was the amount of shares of Class B Common Stock remaining under the registration statement. The price of each of the Second Triton Shares is required to be set at 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days prior to the closing of the purchase of the Second Triton Shares (the “Second Triton Closing”). The Second Triton Closing is required to occur within five business days after the delivery of the Second Triton Shares to Triton. In connection with the Second Triton Closing, pursuant to the Boustead Engagement Letter and the Underwriting Agreement, the Company will pay Boustead a fee equal to 7% of the aggregate purchase price and a non-accountable expense allowance equal to 1% of the aggregate purchase price for the Second Triton Shares. In addition, the Company will issue a Tail Warrant to Boustead for the purchase of 43,511 shares of Class B Common Stock, equal to 7% of the number of the Second Triton Shares, with an exercise price equal to the purchase price per share of the Second Triton Shares.

Under a Third Amendment to Amended and Restated Closing Agreement (the “Third Triton Amendment”), dated as of March 29, 2024, the Company and Triton agreed to amend the Amended A&R Closing Agreement to provide that the Amended A&R Closing Agreement will expire on April 30, 2024, instead of March 31, 2024. The Third Triton Amendment did not amend any of the other provisions of the Amended A&R Closing Agreement. A copy of the Third Triton Amendment is attached to the Annual Report as Exhibit 10.32, and the description above is qualified in its entirety by reference to such exhibit.

Results of Operations

The following table summarizes our results of operations for the fiscal years ended December 31, 2023 and 2022.

	Year Ended
Consolidated Operations Data	December 31, 2023	December 31, 2022
Revenues	$277,038	$343,106

Operating expenses
Contract labor	176,773	155,232
General and administrative	2,183,155	462,971
Management compensation	2,848,307	370,158
Total operating expenses	5,208,235	988,361

Loss from operations	(4,931,197)	(645,255)

Net loss	$(4,931,197)	$(645,255)

Revenues. Our revenues decreased 19% to approximately $0.27 million for the fiscal year ended December 31, 2023 from approximately $0.34 million for the fiscal year ended December 31, 2022. This decrease was primarily due to a decrease in revenues from Discord paying subscribers for the fiscal year ended December 31, 2023, compared to such revenues for the fiscal year ended December 31, 2022. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 427% to approximately $5.2 million for the fiscal year ended December 31, 2023 from approximately $1.0 million for the fiscal year ended December 31, 2022. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses associated with the Company’s February 2023 initial public offering and administrative cost of public filings of approximately $1.7 million and an increase in management compensation costs of approximately $2.5 million for the fiscal year ended December 31, 2023 compared to such costs for the fiscal year ended December 31, 2022.

Loss From Operations. Our loss from operations increased 664% to approximately $5.0 million for the fiscal year ended December 31, 2023 from approximately $0.6 million for the fiscal year ended December 31, 2022. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses associated with the Company’s February 2023 initial public offering and administrative cost of public filings of approximately $1.7 million and an increase in management compensation costs of approximately $2.5 million for the fiscal year ended December 31, 2023 compared to such costs for the fiscal year ended December 31, 2022.

Net Loss. Our net loss increased 664% to approximately $5.0 million for the fiscal year ended December 31, 2023 from approximately $0.6 million for the fiscal year ended December 31, 2022. This change was primarily due to an increase in advertising, marketing, payroll and other administrative expenses associated with the Company’s February 2023 initial public offering and administrative cost of public filings of approximately $1.7 million and an increase in management compensation costs of approximately $2.5 million for the fiscal year ended December 31, 2023 compared to such costs for the fiscal year ended December 31, 2022.

Liquidity and Capital Resources

We had an accumulated deficit of $5,558,315 at December 31, 2023, $2,924,323 in cash at December 31, 2023, and a net loss of $4,931,197 during the year ended December 31, 2023. To date, we have financed our operations primarily through contributed capital and sales of our services. In February 2023 we raised approximately $6.6 million in net proceeds from the Company’s initial public offering. The Company initiated a sale of 621,590 shares of common stock under its Amended and Restated Closing Agreement on March 27, 2024, and the Company intends to file a “shelf” registration statement and arrange for one or more financings to commence pursuant to such shelf registration statement shortly after it becomes effective. Based on the Company’s existing cash resources and the cash expected to be received from these financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through December 31, 2024. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the periods presented:

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(3,807,623)	$(602,829)
Net cash used in investing activities	(113,559)	-
Net cash provided by financing activities	6,708,328	706,275
Net change in cash	2,780,907	103,446
Cash at beginning of year	137,177	33,731
Cash at end of year	$2,924,323	$137,177

Net cash used in operating activities was approximately $3.8 million for the fiscal year ended December 31, 2023, as compared to net cash used in operating activities of approximately $0.6 million for the fiscal year ended December 31, 2022. The increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses associated with the Company’s February 2023 initial public offering and administrative cost of public filings of approximately $1.7 million and an increase in management compensation costs of approximately $2.5 million for the fiscal year ended December 31, 2023 compared to such costs for the year ended December 31, 2022.

Net cash used in investing activities was approximately $0.1 million for the fiscal year ended December 31, 2023, as compared to net cash used in operating activities of $0 for the fiscal year ended December 31, 2022. The change was primarily due to the purchase of the Ternary and OptionsSwing software platforms as well as minor capital expenditures of equipment and fixtures.

Net cash provided by financing activities was approximately $6.7 million for the fiscal year ended December 31, 2023, as compared to net cash provided by financing activities of approximately $0.7 million for the fiscal year ended December 31, 2022. The change was primarily due to an increase in financing activities from the Company’s February 2023 initial public offering compared to financing from private placements conducted during the year ended December 31, 2022.

Initial Public Offering and Underwriting Agreement

The closing of our initial public offering took place on February 7, 2023 pursuant to the Underwriting Agreement. At the closing, the Company sold the IPO Shares for total gross proceeds of $7,500,000. The Company also issued the Representative’s Warrant. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $6.6 million.

Pursuant to the Underwriting Agreement, as of February 3, 2023, we were subject to a lock-up agreement that prevented us, subject to certain exceptions, from selling or transferring any of our shares of capital stock of the Company for up to 12 months. In addition, our officers, directors and beneficial owners of approximately 78.0% of our common stock agreed to be locked up for a period of 12 months. Holders of approximately 7.2% of our outstanding common stock agreed to be locked up for a period of nine months, and a holder of approximately 2.3% of our outstanding Class B Common Stock prior to the initial public offering agreed to be locked up for a period of six months with respect to approximately 0.9% of the outstanding common stock held by such holder, subject to certain exceptions. The remaining shares were not subject to lock-up provisions or such lock-up provisions were waived. This lock-up period expired on February 2, 2024.

Other terms of and agreements relating to the Underwriting Agreement and the underwriter are described under Item 1. “Business – Corporate Structure and History – Initial Public Offering and Underwriting Agreement” and Item 7. “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources – Engagement Letter with Boustead Securities, LLC”. A copy of each of the Underwriting Agreement and the Representative’s Warrant is filed as Exhibit 10.24 and Exhibit 4.5 to this Annual Report, respectively, and the description above is qualified in its entirety by reference to each such exhibit.

As stated in the IPO Public Offering Prospectus, the Company intended to use the net proceeds from the initial public offering for investment in corporate infrastructure, marketing and promotion of Discord communities, social campaigns, and the Company’s “AE.360.DDM” Discord design, development and management service, expansion of “SiN”, the Company’s social influencer network, increasing staff and company personnel, and general working capital, operating, and other corporate expenses.

The following is our reasonable estimate of the uses of the proceeds from the Company’s initial public offering from the date of the closing of the offering on November 16, 2023 until December 31, 2023:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	None was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	$3.5 million was used for working capital; and

●	None was used for temporary investments.

As of December 31, 2023, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and we do not expect, any material change in the planned use of proceeds from the initial public offering as described in the IPO Registration Statement.

Engagement Letter with Boustead Securities, LLC

Under the Boustead Engagement Letter, during the term that began on November 29, 2021 and ending 12 months following the termination or expiration of the Boustead Engagement letter, which occurred on February 7, 2024 (see below), we must compensate Boustead with a cash fee equal to seven percent (7.0%) and non-accountable expense allowance equal to one percent (1.0%) of the gross proceeds received by the Company from the sale of securities in an investment transaction, or up to ten percent (10.0%) of the gross proceeds from certain other merger, acquisition, or joint venture, strategic alliance, license, research and development, or other similar transactions, with a party, including any investor in a private placement in which Boustead served as placement agent or in the initial public offering, or who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter, including any Company officers, directors, employees, consultants, advisors, stockholders, members, or partners, for such transactions that occur during the 12-month period following the termination or expiration of the Boustead Engagement Letter (the “Tail Rights”). The Boustead Engagement Letter expired on February 7, 2024.

We also agreed to provide Boustead the right of first refusal (the “Right of First Refusal”) for two years following the expiration of the Boustead Engagement Letter to act as financial advisor, lead managing underwriter, book runner, placement agent, or to act as joint advisor, managing underwriter, book runner, or placement agent on at least equal economic terms, on any public or private financing (debt or equity), merger, business combination, recapitalization or sale of some or all of the equity or assets of the Company.  In the event that we engage Boustead to provide such services, Boustead will be compensated consistent with the Boustead Engagement Letter, as described below, unless we mutually agree otherwise.

Under the Boustead Engagement Letter, in connection with a transaction as to which Boustead duly exercises the Right of First Refusal or is entitled to the Tail Rights, Boustead shall receive compensation as follows:

●	other than normal course of business activities, as to any sale, merger, acquisition, joint venture, strategic alliance, license, research and development, or other similar agreements, Boustead will accrue compensation under a percentage fee of the Aggregate Consideration (as defined in the Boustead Engagement Letter) calculated as follows:

o	10.0% for Aggregate Consideration of less than US$10,000,000; plus

o	8.0% for Aggregate Consideration between $10,000,000 - $25,000,000; plus

o	6.0% for Aggregate Consideration between $25,000,001 - $50,000,000; plus

o	4.0% for Aggregate Consideration between $50,000,001 - $75,000,000; plus

o	2.0% for Aggregate Consideration between $75,000,001 - $100,000,000; plus

o	1.0% for Aggregate Consideration above $100,000,000;

●	for any investment transaction including any common stock, preferred stock, ordinary shares, convertible stock, LLC or LP memberships, debt, convertible debentures, convertible debt, debt with warrants, stock warrants, stock options (excluding issuances to Company employees), stock purchase rights, or any other securities convertible into common stock, any form of debt instrument involving any form of equity participation, and including the conversion or exercise of any securities sold in any transaction, Boustead shall receive upon each investment transaction closing a success fee, payable in (i) cash, equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (ii) a non-accountable expense allowance equal to 1% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (iii) warrants equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, including shares issuable upon conversion or exercise of the securities sold in any transaction, and in the event that warrants or other rights are issued in the investment transaction, 7% of the shares issuable upon exercise of the warrants or other rights, and in the event of a debt or convertible debt financing, warrants to purchase an amount of Company stock equal to the 7% of the gross amount or facility received by the Company in a debt financing divided by the warrant exercise share. The warrant exercise price will be the lower of: 1.) the fair market value price per share of the Company’s common stock as of each such financing closing date; 2.) the price per share paid by investors in each respective financing; 3.) in the event that convertible securities are sold in the financing, the conversion price of such securities; or 4.) in the event that warrants or other rights are issued in the financing, the exercise price of such warrants or other rights;

●	any such warrants will be transferable in accordance with FINRA rules and SEC regulations, exercisable from the date of issuance and for a term of five years, contain cashless exercise provisions, be non-callable and non-cancelable with immediate piggy-back registration rights, have customary anti-dilution provisions and any future stock issuances, etc., at a price(s) below the exercise price per share, at terms no less favorable than the terms of any warrants issued to participants in the related transaction, and provide for automatic exercise immediately prior to expiration; and

●	reasonable out-of-pocket expenses in connection with the performance of its services, regardless of whether a transaction occurs.

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

Amended and Restated Closing Agreement

On August 1, 2023, the Company entered into the Amended and Restated Closing Agreement with Triton. Subject to its terms, the Amended and Restated Closing Agreement provided that the Company may deliver a Closing Notice and issue certain securities to Triton at any time on or before September 30, 2023, pursuant to which Triton agreed to be required to purchase such securities with an aggregate gross purchase price of $1,000,000 in the following manner. Upon delivery of a Closing Notice and the issuance and delivery of securities as described below, Triton agreed to purchase Triton Shares in an amount equal to up to 9.99% of the outstanding shares of Class B Common Stock following such purchase, Triton Pre-Funded Warrants that may be exercised to purchase an amount of newly-issued Triton Warrant Shares, or both Triton Shares and Triton Pre-Funded Warrants, such that the aggregate price of the Triton Shares and the Triton Pre-Funded Warrants together with the exercise price to be paid upon full exercise of the Triton Pre-Funded Warrants was required to equal a total gross purchase price of $1,000,000. Upon the Company’s election to deliver a Closing Notice, the price of each of the Triton Shares was required to be set at 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days after the date that the Triton Securities were received by Triton. Any proceeds under the Amended and Restated Closing Agreement must be reduced by a $25,000 administrative fee. The Amended and Restated Closing Agreement also provided that it would expire either upon the date that Triton paid the required purchase price after receiving a Closing Notice, or September 30, 2023.

The Amended and Restated Closing Agreement provided that Triton’s obligation to purchase the Triton Securities was subject to certain conditions. These conditions included the filing and effectiveness of the required registration statement for the resale of the Triton Securities. In addition, the Class B Common Stock was required to remain listed on the Nasdaq Capital Market tier of Nasdaq, and the issuance of the Triton Securities was required to not violate any requirements of Nasdaq. Triton’s purchase requirement was also subject to provisions that prevented Triton from acquiring shares of Class B Common Stock at the time of any sale of the Triton Securities or exercise of the Triton Pre-Funded Warrants that would result in the number of shares beneficially owned by Triton and its affiliates exceeding the Beneficial Ownership Limitation. The Amended and Restated Closing Agreement provided for the issuance of the Triton Pre-Funded Warrants in lieu of issuance of some or all the Triton Shares, with an exercise price of $0.01 per share and with no expiration date, if, in Triton’s sole discretion, it would otherwise exceed the Beneficial Ownership Limitation, or otherwise upon Triton’s election. For each of the Triton Shares that Triton instead elected to be issuable as Triton Warrant Shares, the number of Triton Shares that we were required to issue to Triton at the time of any sale of the Triton Securities was required to be decreased on a one-for-one basis. We were also required to provide indemnification against liabilities relating to misrepresentations, breaches of obligations, and third-party claims relating to the Amended and Restated Closing Agreement, with certain exceptions.

In connection with the Amended and Restated Closing Agreement, pursuant to the Boustead Engagement Letter, upon a closing under the Amended and Restated Closing Agreement, the Company must pay Boustead a cash fee equal to 7% of the gross proceeds to be received from such closing and pay Boustead a non-accountable expense allowance equal to 1% of the gross proceeds to be received from such closing. The Company must also issue Boustead a Tail Warrant with respect to any Triton Shares exercisable for a number of shares of Class B Common Stock equal to 7% of the number of the Triton Shares at an exercise price equal to the price per share for the Triton Shares, and a warrant with respect to the issuance of any Triton Pre-Funded Warrants exercisable for a number of shares of Class B Common Stock equal to 7% of the Triton Warrant Shares at an exercise price equal to $0.01 per share. Each Tail Warrant must be exercisable for a period of five years and contain cashless exercise provisions. The Company also must reimburse Boustead for all reasonable invoiced out-of-pocket expenses in connection with its performance of any services relating to the Amended and Restated Closing Agreement, regardless of whether a sale under the Amended and Restated Closing Agreement occurred. For further discussion of the Underwriting Agreement and the Boustead Engagement Letter, see “—Liquidity and Capital Resources – Initial Public Offering and Underwriting Agreement” and “—Liquidity and Capital Resources – Engagement Letter with Boustead Securities, LLC”.

On August 18, 2023, the Company filed a Registration Statement on Form S-1 (File No. 333-274079) to register the offer and sale of the Triton Securities in an amount of up to 885,000 shares of Class B Common Stock consisting of Triton Shares and Triton Warrant Shares. The registration statement also registered the offer and sale of up to 61,950 shares of Class B Common Stock under Tail Warrants. The registration statement was declared effective on September 6, 2023.

Under the First Triton Amendment, the Company and Triton agreed to amend the Amended and Restated Closing Agreement to provide that the Amended A&R Closing Agreement will expire on December 30, 2023 instead of September 30, 2023; to provide that up to an aggregate value of $1,000,000 of the Class B Common Stock, based on the purchase price formula described above, may be sold and purchased pursuant to a Closing Notice; and to amend the form of Closing Notice to provide for a specific number of shares that may be sold to Triton under the Amended A&R Closing Agreement. The First Triton Amendment did not amend any of the other provisions of the Amended and Restated Closing Agreement.

As an incentive to Triton to enter into the First Triton Amendment and agree to the extension of the term of the $1,000,000 equity line under the Amended A&R Closing Agreement to December 30, 2023, the Company indicated to Triton that it would deliver a Closing Notice under the Amended A&R Closing Agreement to sell a number of shares of Class B Common Stock equal to approximately 4.9% of the outstanding shares of Class B Common Stock prior to the sale. Therefore, on September 29, 2023, under the Amended A&R Closing Agreement, the Company delivered the First Closing Notice for the purchase of the 263,410 First Triton Shares, which was the amount of shares of Class B Common Stock equal to approximately 4.9% of the 5,375,724 shares of Class B Common Stock outstanding on that date. Pursuant to the Amended A&R Closing Agreement, the Closing Date was required to take place within five business days after the Triton Shares were received by Triton. On the Closing Date, Triton was required to pay the Company a purchase price per share equal to 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the period between the date that the shares were delivered to Triton and the Closing Date, the proceeds of which would be reduced by the $25,000 administrative fee, in accordance with the terms of the Amended A&R Closing Agreement.

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

Under the Second Triton Amendment, the Company and Triton agreed to amend the Amended A&R Closing Agreement to provide that the Amended A&R Closing Agreement will expire on March 31, 2024, instead of December 30, 2023. The Second Triton Amendment did not amend any of the other provisions of the Amended A&R Closing Agreement.

Copies of the Closing Agreement, the Amended and Restated Closing Agreement, the First Triton Amendment, the Second Triton Amendment, the form of the Triton Pre-Funded Warrants, and the form of the warrants issuable to Boustead in connection with the Amended and Restated Closing Agreement, as amended, are each attached to the Annual Report as Exhibit 10.25, Exhibit 10.26, Exhibit 10.27, Exhibit 10.30, and Exhibit 4.6, respectively, and the description above is qualified in its entirety by reference to such exhibit.

Contractual Obligations

During the fiscal years ended December 31, 2023 and 2022, we had no significant cash requirements for capital expenditures or other cash needs under any contractual or other obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included with this Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. We believe our most critical accounting policies and estimates relate to the following:

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. There were no intangible asset impairment charges in 2023 or 2022.

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives, which ranges from 5 to 15 years. Our finite-lived intangible assets include acquired franchise agreements, acquired customer relationships, acquired customer lists, and internally developed software. Our indefinite-lived intangible assets include acquired domain names, trade names, and purchased software.

Intangible assets internally developed are measured at cost. We capitalize costs to develop or purchase computer software for internal use which are incurred during the application development stage. These costs include fees paid to third parties for development services and payroll costs for employees’ time spent developing the software. We expense costs incurred during the preliminary project stage and the post-implementation stage. Capitalized development costs are amortized on a straight-line basis over the estimated useful life of the software. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Impairment of Long-lived Assets Other Than Goodwill

Long-lived assets with finite lives, primarily property and equipment, intangible assets, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value.

Stock Based Compensation

Service-Based Awards

The Company records stock-based compensation for awards granted to employees, non-employees, and to members of the board for their services on the board based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period, which is generally one to three years.

For restricted stock awards (“RSAs”) issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant.

Share Repurchase

Share repurchases are open market purchases. Share repurchases are generally recorded on the settlement date, as treasury stock. When shares are cancelled, the value of repurchased shares is deducted from stockholders’ equity through common stock with the excess over par value recorded to accumulated deficit.

Revenue Recognition

The Company recognizes revenue utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

Subscriptions

Subscription revenue is related to a single performance obligation that is recognized over time when earned. Subscriptions are paid in advance and can be purchased on a monthly, quarterly, or annual basis. Any quarterly or annual subscription revenue is recognized as a contract liability recorded over the contracted service period.

Marketing

Revenue related to marketing campaign contracts with customers are normally of a short duration, typically less than two (2) weeks.

AE.360.DDM Contracts

Revenue related to AE.360.DDM contracts with customers are normally of a short duration, typically less than one (1) week.

Earnings per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying consolidated financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. The Company would account for the potential dilution from convertible securities using the as-if converted method. The Company accounts for warrants and options using the treasury stock method. As of December 31, 2023, dilutive potential shares of common stock include outstanding warrants.

Income Taxes

As described in more detail above (see Item 1. “Business – Corporate Structure and History – Formation and Merger into Asset Entities Inc.”), the business now conducted by the Company was operated as a partnership from August 1, 2020 until October 19, 2020, when it was reorganized as a limited liability company, or LLC, and that LLC was merged into the Company on March 28, 2022. Prior to that date, the partnership and the subsequent LLC were not subject to federal income tax and all income, deductions, gains and losses were attributed to the partners or members.

The Company adopted FASB Topic ASC 740, “Income Taxes” (“FASB ASC 740”), at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2023 or December 31, 2022.

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective approach. The Company’s consolidated financial statements for prior-year periods have not been revised and are reflective of the credit loss requirements which were in effect for that period. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead of determining a hypothetical purchase price allocation to measure goodwill impairment, the Company will compare the fair value of a reporting unit with its carrying amount. The update also includes a new requirement to disclose the amount of goodwill allocated to reporting units with zero or negative carrying amounts. The Company adopted ASU 2017-04 on January 1, 2023. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted account principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the SEC.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2023 but was not reported other than as disclosed below.

The information relating to the Second Triton Amendment in Item 5. “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales Of Unregistered Securities” is incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Derek Dunlop	53	Chief Experience Officer
Michael Gaubert	57	Executive Chairman and Director
Arshia Sarkhani	27	Chief Executive Officer, President and Director
Matthew Krueger	38	Chief Financial Officer, Treasurer and Secretary
Arman Sarkhani	23	Chief Operating Officer
Kyle Fairbanks	26	Chief Marketing Officer, Executive Vice-Chairman and Director
Jason Lee	34	Chief Technology Officer
Richard A. Burton	59	Director
John A. Jack II	57	Director
Scott K. McDonald	71	Director
Brian Regli	55	Director

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

Kyle Fairbanks is a co-founder of Asset Entities, has served as our Executive Vice-Chairman since January 2022 and has served as our Chief Marketing Officer since November 2023. Mr. Fairbanks was our Executive Chairman from August 2020, when we began our operations as a general partnership, until January 2022. Before co-founding Asset Entities, Mr. Fairbanks actively invested and developed a social media following which he and his co-founders utilized when starting Asset Entities. From December 2019 to December 2020, Mr. Fairbanks worked as a certified personal trainer with Associated Students, a student-led nonprofit auxiliary of California State University, Chico. From September 2017 to May 2018, Mr. Fairbanks worked as a part-time instructional aide at the Humboldt County Office of Education Juvenile Hall Court. From September to October 2019, Mr. Fairbanks worked as a dining hall student-employee at California State University, Chico. Mr. Fairbanks received his Bachelor’s degree in Business Administration and Management from California State University, Chico in May 2020. We believe that Mr. Fairbanks is qualified to serve on our board of directors as a co-founder with deep knowledge of Asset Entities.

Jason Lee has served as our Chief Technology Officer since November 2023. In July 2020, Mr. Lee founded Ternary, a Discord community business management service, and served as its Chief Executive Officer until November 2023 when its business and assets were acquired by the Company. In August 2019, Mr. Lee co-founded OptionsSwing, an educational Discord options trading service, and served as its Chief Executive Officer until November 2023 when its business and assets were also acquired by the Company. In 2021, Mr. Lee was placed on the Forbes Next 1000 list and received the GFEL Excellence in Education Award for his work at OptionsSwing. From April 2014 to November 2020, Mr. Lee worked for Salesforce Inc. (NYSE: CRM), where from February 2017 he was a Lead Solution Engineer after previously working as an Associate Solution Engineer, Solution Engineer, and Senior Solution Engineer from April 2014 to February 2017. Mr. Lee holds several Salesforce certifications, which underscore his expertise in customer relationship management (CRM) technologies. Mr. Lee received his bachelor’s degree in U.S. History from Syracuse University.

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

Family Relationships

Arman Sarkhani, our Chief Operating Officer, and Arshia Sarkhani, our Chief Executive Officer and President and a director, are brothers. Michael Gaubert, our Executive Chairman, and Brian Regli, a member of our board of directors, are cousins. There are no other family relationships among any of our executive officers or directors.

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

Audit Committee Members

Brian Regli, Richard Burton, and Scott McDonald, each of whom has been determined by the board of directors to satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on our audit committee, with Mr. Regli serving as the chairman. Our board has determined that Mr. Regli qualifies as an “audit committee financial expert.”

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

Insider Trading Policy

Effective March 28, 2023, we adopted an insider trading policy that applies to all our executive officers, directors and key employees. The insider trading policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to the Company. A copy of the insider trading policy is filed as Exhibit 99.1 to this report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on a review of our records, publicly available information, and written representations by the persons required to file such reports, we believe that during the fiscal year ended December 31, 2023, there were no delinquent Section 16(a) reports.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2023 and 2022

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Arshia Sarkhani, Chief	2023	240,000	10,000	486,000	(1)	-	7,346	(2)	743,346
Executive Officer and President	2022	-	-	-		-	47,500	(3)	47,500
Michael Gaubert,	2023	220,000	50,000	547,965	(4)	-	27,346	(5)	845,311
Executive Chairman	2022	-	-	-		-	60,000	(3)	60,000
Kyle Fairbanks,	2023	240,000	10,000	486,000	(6)	-	7,346	(2)	743,346
Executive Vice-Chairman and Chief Marketing Officer	2022	-	-	-		-	50,500	(3)	50,500

(1)	On February 7, 2023, Arshia Sarkhani was granted 200,000 shares of common stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. The aggregate grant date fair value of this award was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report.
(2)	All other compensation consisted of health insurance.
(3)	All other compensation consisted of consulting fees.
(4)	On February 7, 2023, Michael Gaubert was granted 225,500 shares of common stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. The aggregate grant date fair value of this award was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report.
(5)	All other compensation consisted of consulting fees and health insurance.
(6)	On February 7, 2023, Kyle Fairbanks was granted 200,000 shares of common stock subject to subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. The aggregate grant date fair value of this award was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report.

Executive Employment and Consulting Agreements

Under the employment letter agreement between the Company and the Company’s Chief Executive Officer and President, Arshia Sarkhani, dated as of April 21, 2022, the term of the agreement commenced as of the closing of our initial public offering on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Sarkhani an annual salary of $240,000 and paid an initial cash bonus of $10,000. Mr. Sarkhani will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the employment letter agreement, following the closing of the initial public offering, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Sarkhani granting restricted stock under the Plan in the amount of 200,000 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Sarkhani will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Sarkhani, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

Under the employment letter agreement between the Company and the Company’s Chief Experience Officer, Derek Dunlop, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the initial public offering on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Dunlop an annual salary of $220,000 and paid an initial cash bonus of $10,000. Mr. Dunlop will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the employment letter agreement, following the closing of the initial public offering, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Dunlop granting restricted stock under the Plan in the amount of 225,500 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Dunlop will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Dunlop, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

Under the employment letter agreement between the Company and the Company’s Chief Financial Officer, Treasurer and Secretary, Matthew Krueger, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the initial public offering on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Krueger an annual salary of $180,000 and paid an initial cash bonus of $25,000. Mr. Krueger will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the employment letter agreement, following the closing of the initial public offering, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Krueger granting restricted stock under the Plan in the amount of 198,000 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Krueger will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Krueger, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

Under the employment letter agreement between the Company and the Company’s Executive Vice-Chairman and Chief Marketing Officer, Kyle Fairbanks, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the initial public offering on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Fairbanks an annual salary of $240,000 and paid an initial cash bonus of $10,000. Mr. Fairbanks will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the employment letter agreement, following the closing of the initial public offering, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Fairbanks granting restricted stock under the Plan in the amount of 200,000 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Fairbanks will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Fairbanks, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

Under the employment letter agreement between the Company and the Company’s Chief Operating Officer, Arman Sarkhani, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the initial public offering on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Sarkhani an annual salary of $125,000 and paid an initial cash bonus of $10,000. Mr. Sarkhani will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the employment letter agreement, following the closing of the initial public offering, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Sarkhani granting restricted stock under the Plan in the amount of 163,000 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Sarkhani will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Sarkhani, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement. On August 15, 2023, Mr. Sarkhani’s employment agreement letter was amended and pursuant to such amendment his annual salary increased to $150,000 effective as of September 1, 2023.

Under the employment letter agreement between the Company and the Company’s Chief Technology Officer, Jason Lee, dated as of November 10, 2023, the term of the agreement commenced as of November 15, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Lee an annual salary of $100,000. Pursuant to the employment letter agreement, the Company entered into its standard form of restricted stock award agreement with Mr. Lee granting restricted stock under the Plan in the amount of 177,000 shares of Class B Common Stock subject to vesting as one-fourth of the total granted shares on each of the first four six-month anniversaries of the grant date. Under the employment letter agreement, Mr. Lee will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company also entered into its standard form of directors and officers indemnification agreement with Mr. Lee, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

Under the employment letter agreement between the Company and the Company’s Director of Socials and former Chief Marketing Officer, Jackson Fairbanks, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the initial public offering on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Fairbanks an annual salary of $125,000 and an initial cash bonus of $10,000. Mr. Fairbanks will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the employment letter agreement, following the closing of the initial public offering, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Fairbanks granting restricted stock under the Plan in the amount of 163,000 shares of Class B Common Stock to vest equally over three years on each anniversary of the agreement. Upon a change of control of the Company, all of the shares will vest immediately. Under the employment letter agreement, Mr. Fairbanks will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The employment letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Fairbanks, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement.

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

Under the consulting letter agreement between the Company and the Company’s Executive Chairman, Michael Gaubert, dated as of April 21, 2022, the term of the agreement commenced as of the closing of the initial public offering on February 7, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the agreement, the Company will pay Mr. Gaubert an annual salary of $240,000 and paid an initial cash bonus of $50,000. Mr. Gaubert will be eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the consulting letter agreement, following the closing of the initial public offering, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Gaubert granting restricted stock under the Plan in the amount of 225,500 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. Upon a change of control of the Company, all of the shares will vest immediately. Under the consulting letter agreement, Mr. Gaubert will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The consulting letter agreement also has certain confidentiality and non-competition provisions. The Company previously entered into its standard form of directors and officers indemnification agreement with Mr. Gaubert, and provided standard directors and officers liability insurance, in accordance with the employment letter agreement. The consulting letter agreement can be terminated by either party upon 30 days’ advance written notice.

A copy of each employment letter agreement with each of Mr. Arshia Sarkhani, Mr. Dunlop, Mr. Krueger, Mr. Kyle Fairbanks, Mr. Arman Sarkhani, Mr. Jason Lee, and Mr. Jackson Fairbanks is filed as Exhibit 10.1, Exhibit 10.2, Exhibit 10.3, Exhibit 10.4, Exhibit 10.5, Exhibit 10.6, and Exhibit 10.31 to this Annual Report, respectively; a copy of the amendment to the employment letter agreement of Mr. Arman Sarkhani is filed as Exhibit 10.28 to this Annual Report; a copy of the consulting agreement with Mr. Gaubert is filed as Exhibit 10.7, to this Annual Report; a copy of the Plan is filed as Exhibit 10.16 to this Annual Report; the form of restricted stock award agreement for the Plan is filed as Exhibit 10.18 to this Annual Report; and the form of indemnification agreement with each officer or director is filed as Exhibit 10.15 to this Annual Report. The description above is qualified in its entirety by reference to each respective exhibit.

Outstanding Equity Awards at Fiscal Year-End

The executive officers named above had the following unexercised options, stock that has not vested, or equity incentive plan awards outstanding as of December 31, 2023.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Arshia Sarkhani	-	-	-	-	-	200,000	(1)	127,800	-	-
Michael Gaubert	-	-	-	-	-	225,500	(2)	144,095	-	-
Kyle Fairbanks	-	-	-	-	-	200,000	(3)	127,800	-	-

(1)	On February 7, 2023, Arshia Sarkhani was granted 200,000 shares of common stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date.

(2)	On February 7, 2023, Michael Gaubert was granted 225,500 shares of common stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date.

(3)	On February 7, 2023, Kyle Fairbanks was granted 200,000 shares of common stock subject to subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date.

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or other retirement benefits.

Potential Payments Upon Termination or Change in Control

See “—Executive Employment and Consulting Agreements” above.

Director Compensation

The directors of the Company were compensated for services as directors during the fiscal year ended December 31, 2023 as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard A. Burton	36,750	21,870	(1)	-	-	-	-	58,620
John A. Jack II	30,000	21,870	(1)	-	-	-	-	51,870
Scott K. McDonald	36,750	21,870	(1)	-	-	-	-	58,620
Brian Regli	36,750	21,870	(1)	-	-	-	-	58,620

(1)	On February 7, 2023, each of Richard A. Burton, John A. Jack II, Scott K. McDonald, and Brian Regli was granted 9,000 shares of common stock subject to vesting as to 2,250 shares of common stock in each of the first, second, third, and fourth calendar quarters following the grant date. The aggregate grant date fair value of this award was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report. All of the granted shares remained outstanding as of December 31, 2023.

Additional Narrative Disclosure

Each of the Company’s independent directors, Richard A. Burton, John A. Jack II, Scott K. McDonald, and Brian Regli, has entered into an Independent Director Agreement (each, an “Independent Director Agreement”). Under the Independent Director Agreement between us and each of our independent directors, each independent director will receive an annual cash fee and an initial award of restricted common stock. We will pay the annual cash compensation fee to each independent director in four equal installments no later than the fifth business day of each calendar quarter commencing in the quarter following the date of the director’s appointment. Each of the independent directors was automatically elected pursuant to the effectiveness of the IPO Registration Statement on February 2, 2023. As such, cash fee payments under each Independent Director Agreement began in the second quarter of 2023. The cash fee to be paid to each independent director will be $49,000 as to Mr. Richard Burton, $40,000 as to Mr. John Jack, $49,000 as to Mr. Scott McDonald, and $49,000 as to Mr. Brian Regli. In addition, under their agreements, on February 7, 2023, 9,000 restricted shares of common stock were awarded to each independent director following each director’s appointment. The restricted stock vests in four (4) equal quarterly installments commencing in the quarter following the date of grant. We will also reimburse each independent director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the director’s duties for us. As also required under each Independent Director Agreement, we have separately entered into a standard indemnification agreement with each of our directors, the term of which began on the date of the director’s appointment.

A copy of each Independent Director Agreement is attached hereto as Exhibit 10.11, Exhibit 10.12, Exhibit 10.13, and Exhibit 10.14 to this Annual Report, respectively, and the above description of their terms is qualified in its entirety by reference to such exhibits.

2022 Equity Incentive Plan

On May 2, 2022, our board of directors approved, and our majority stockholders ratified, the Asset Entities Inc. 2022 Equity Incentive Plan (the “Plan”).

Purpose of the Plan: The purpose of the Plan is to advance our interests and the interests of our stockholders by providing an incentive to attract, retain and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability. The maximum number of shares of Class B Common Stock that may be issued pursuant to awards granted under the Plan is 2,750,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. As of March 31, 2024, we have not granted any stock options under the Plan and 839,000 shares remain available for issuance under the Plan. We have granted awards for a total of 1,911,000 restricted shares of common stock under the Plan. We intend that awards granted under the Plan be exempt from or comply with Section 409A of the Code (including any amendments or replacements of such section), and the Plan shall be so construed.

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

Clawback Policy

On November 10, 2023, our board of directors adopted a Clawback Policy in accordance with applicable Nasdaq rules (the “Clawback Policy”). The Clawback Policy provides that we will recover reasonably promptly the amount of erroneously awarded incentive-based compensation to any current or former executive officers in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. A copy of the Clawback Policy has been filed as Exhibit 97.1 to this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 29, 2024, for (i) each of our named executive officers and directors; (ii) all of our executive officers and directors as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of any class of our outstanding voting securities.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or any member of such group has the right to acquire within sixty (60) days of March 29, 2024. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 29, 2024 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, Asset Entities Inc., 100 Crescent Court, 7th Floor, Dallas, TX 75201.

	Amount of Class A Common Stock		Percent of Class A Common Stock (%)	Amount of Class B Common Stock	Percent of Class B Common Stock (%)	Total Voting Power (1)(2) (%)
Arshia Sarkhani, Chief Executive Officer, President and Director(3)	7,532,029		100.0	200,000	2.9	91.9
Kyle Fairbanks, Chief Marketing Officer, Executive Vice-Chairman and Director(4)	7,532,029		100.0	200,000	2.9	91.9
Michael Gaubert, Executive Chairman and Director(5)	7,532,029		100.0	225,500	3.3	91.9
Richard A. Burton, Director	-		-	9,000	*	*
John A. Jack II, Director	-		-	9,000	*	*
Scott K. McDonald, Director	-		-	9,000	*	*
Brian Regli, Director	-		-	9,000	*	*
All directors and executive officers as a group (11 persons)	7,532,029	(6)	100.0	1,547,565	22.5	93.5
Asset Entities Holdings, LLC(7)	7,532,029		100.0	-	-	90.9

*	This director held less than 1% of the outstanding shares of common stock as of March 29, 2024.

(1)	Based on 7,532,029 shares of Class A Common Stock and 6,892,381 shares of Class B Common Stock issued and outstanding as of March 29, 2024, respectively.

(2)	The holders of Class A Common Stock are entitled to ten (10) votes for each share of Class A Common Stock held of record, and the holders of Class B Common Stock are entitled to one (1) vote for each share of Class B Common Stock held of record, on all matters submitted to a vote of the stockholders. A total of 14,424,410 shares of common stock representing total voting power of 82,212,671 votes are outstanding as of March 29, 2024.

(3)	Arshia Sarkhani is a manager, officer and owner of Asset Entities Holdings, LLC, which holds 7,532,029 shares of Class A Common Stock.

(4)	Kyle Fairbanks is a manager, officer and owner of Asset Entities Holdings, LLC, which holds 7,532,029 shares of Class A Common Stock.

(5)	Michael Gaubert is an officer and indirect owner of Asset Entities Holdings, LLC, which holds 7,532,029 shares of Class A Common Stock.

(6)	Includes the shares of Class A Common Stock beneficially owned by the managers, officers and owners of Asset Entities Holdings, LLC, which holds 7,532,029 shares of Class A Common Stock. Asset Entities Holdings, LLC’s managers, officers or beneficial owners are Arman Sarkhani, Arshia Sarkhani, Jackson Fairbanks, Kyle Fairbanks, Matthew Krueger, and Michael Gaubert.

(7)	Asset Entities Holdings, LLC is a Texas limited liability company. Arman Sarkhani, Arshia Sarkhani, Jackson Fairbanks, Kyle Fairbanks, Matthew Krueger, and Michael Gaubert are managers, officers, or beneficial owners of Asset Entities Holdings, LLC. Each of them is deemed to beneficially own the shares of Class A Common Stock owned by Asset Entities Holdings, LLC and has shared voting and dispositive powers over its shares. Asset Entities Holdings, LLC’s business address is 100 Crescent Court, 7th Floor, Dallas, TX 75201.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	-	-	839,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	839,000

(1)	On May 2, 2022, our board of directors approved, and our majority stockholders ratified, the Asset Entities Inc. 2022 Equity Incentive Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,750,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. For a further description of the Plan, see Item 11. “Executive Compensation – 2022 Equity Incentive Plan”. As of December 31, 2023, no options, warrants or rights to securities were outstanding under the Plan, and 1,811,000 restricted shares of common stock had been granted and were outstanding under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2022 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	We began our operations as a general partnership on August 1, 2020. California LLC was formed on October 20, 2020 to operate our business. Asset Entities Inc., a Nevada corporation, was incorporated on March 9, 2022. Immediately after the incorporation of Asset Entities Inc., all of the issued and outstanding stock of Asset Entities Inc. was purchased by California LLC in exchange for $1.00. On March 28, 2022, in accordance with Sections 17710.01-17710.19, inclusive, of the California Corporation Code and Chapter 92A of the Nevada Revised Statutes, California LLC was merged with and into Asset Entities Inc. As a result of the merger, Asset Entities Inc. acquired the business of California LLC. Pursuant to the Agreement and Plan of Merger, the units of California LLC were automatically converted into shares of Asset Entities Inc. in the same proportion as the percentage interests of California LLC represented by such units. As a result and as further provided in the Agreement and Plan of Merger, on March 28, 2022, AEH, which owned 97.56% of California LLC’s units, became the holder of 9,756,000 shares of Class A Common Stock of Asset Entities Inc., or 97.56% of the total issued and outstanding post-merger shares of common stock of Asset Entities Inc., or a holder of 100.0% of total issued and outstanding shares of Class A Common Stock, and Richard A. Benavides, MD, a holder of 2.44% of California LLC’s units became the holder of 244,000 shares of Class B Common Stock of Asset Entities Inc., or 2.44% of the total issued and outstanding post-merger shares of common stock of Asset Entities Inc., or 100.0% of the total issued and outstanding shares of Class B Common Stock prior to the Company’s subsequent issuances of Class B Common Stock. AEH’s managers, officers and owners, which consisted of Arman Sarkhani, Arshia Sarkhani, Derek Dunlop, Jackson Fairbanks, Kyle Fairbanks, Matthew Krueger, and Michael Gaubert, were also our executive officers or directors, and were considered the beneficial owners of the shares held by AEH. Based on total stockholders’ equity of the Company of $33,937 as of March 31, 2022, the total approximate dollar value of these transactions was $33,937. Based on this transactional value and the percentage of the total issued and outstanding shares of common stock of the Company that each party or beneficiary acquired beneficial ownership of as a result of these transactions, the approximate dollar value of the interest of AEH and each of its beneficial owners in these transactions was $33,109, and the approximate dollar value of the interest of Dr. Benavides in these transactions was $828.

●	On April 21, 2022, we entered into a Cancellation and Exchange Agreement with each of AEH, the holder of 9,756,000 shares of Class A Common Stock, GKDB, the holder of 200,000 units of membership interests in AEH representing 20.0% ownership of AEH, and the 2022 Former GKDB Holders, the holders of an aggregate of 790,000 units of membership interests in GKDB representing 39.5% ownership in GKDB. In accordance with these agreements, we and AEH agreed to convert 770,724 shares of AEH’s Class A Common Stock into 770,724 shares of Class B Common Stock and transfer such shares to GKDB, in exchange for GKDB’s agreement to cancel and surrender 79,000 of GKDB’s 200,000 units of membership interests in AEH, representing the 2022 Former GKDB Holders’ 39.5% share of GKDB’s total ownership interest in AEH. GKDB in turn agreed to the cancellation of 79,000 of its AEH units and transfer of the 770,724 shares of Class B Common Stock to the 2022 Former GKDB Holders in proportion to their former ownership interests in GKDB, in exchange for the 2022 Former GKDB Holders’ agreement to cancel and surrender all of their units of membership interests in GKDB. The 770,724 shares of Class B Common Stock transferred to the 2022 Former GKDB Holders were derived from the 2022 Former GKDB Holders’ approximately 7.9% nominal indirect interest in AEH’s 9,756,000 shares of Class A Common Stock, which in turn was derived from the 2022 Former GKDB Holders’ 39.5% ownership of GKDB and, in turn, their nominal indirect interest in 79,000 of GKDB’s 200,000 units, or 20.0% ownership of AEH. The 2022 Former GKDB Holders’ nominal indirect interest in AEH’s 9,756,000 shares of Class A Common Stock was therefore automatically converted into ownership of 770,724 shares of Class B Common Stock upon the conversion and transfer of this number of Class A Common Stock that were held by AEH to the 2022 Former GKDB Holders. As a result of these transactions, AEH held 8,985,276 shares of Class A Common Stock and the 2022 Former GKDB Holders held a total of 770,724 shares of Class B Common Stock. GTMC, LLC, a Texas limited liability company (“GTMC”), one of the 2022 Former GKDB Holders, whose manager was Carla Woodcock, acquired 292,680 shares of Class B Common Stock, or 28.8% of the issued and outstanding shares of Class B Common Stock prior to subsequent issuances of Class B Common Stock; KD Holdings Group, LLC, a Wyoming limited liability company (“KD Holdings”), one of the 2022 Former GKDB Holders, whose manager was Robyn Baker, acquired 292,680 shares of Class B Common Stock, or 28.8% of the issued and outstanding shares of Class B Common Stock prior to subsequent issuances of Class B Common Stock; and Trojan Partners, LP, a Delaware limited partnership (“Trojan Partners”), one of the 2022 Former GKDB Holders, whose general partner and officer was Jim Riggs, acquired 146,340 shares of Class B Common Stock, or 14.4% of the issued and outstanding shares of Class B Common Stock prior to subsequent issuances of Class B Common Stock. Based on total stockholders’ equity of the Company of $113,723 as of June 30, 2022, and the percentage of the total issued and outstanding shares of common stock of the Company that was converted and transferred, the total approximate dollar value of these transactions was $8,765. Based on this transactional value, the percentage of the total shares of common stock of the Company that were converted and transferred in these transactions, and the percentage of each party or beneficiary’s beneficial ownership in such shares immediately prior to or as a result of these transactions, the approximate dollar value of the interest of AEH and each of its beneficial owners in these transactions was $8,765; the approximate dollar value of the interest of each of GTMC and Carla Woodcock in these transactions was $3,328; the approximate dollar value of the interest of each of KD Holdings and Robyn Baker in these transactions was $3,328; and the approximate dollar value of the interest of each of Trojan Partners and Jim Riggs in these transactions was $1,664.

●	On June 9, 2022, October 7, 2022, and October 21, 2022, we conducted private placements of shares of Class B Common Stock and entered into certain subscription agreements with a number of investors. Pursuant to the agreements, we issued 750,000 shares of Class B Common Stock at $1.00 per share for a total of $750,000. The shares were subject to certain lockup provisions until 365 days after the commencement of trading of our Class B Common Stock, subject to certain exceptions. However, these lockup provisions were fully waived. If the Company’s common stock had not been listed on a national securities exchange on or before the first anniversary of the final closing of the private placement, then all of the private placement investors would have been entitled to receive one additional share for each share originally purchased. Boustead, the representative of the underwriters in our initial public offering, acted as placement agent in each private placement. Pursuant to the Boustead Engagement Letter, in addition to payments of a success fee of $52,500, or 7% of the total purchase price of the shares sold in the private placements, and a non-accountable expense allowance of $7,500, or 1% of the total purchase price of the shares sold in the private placement, we agreed to issue Boustead five-year warrants to purchase up to 52,500 shares of Class B Common Stock in aggregate, exercisable on a cashless basis, with an exercise price of $6.25 per share, subject to adjustment. See Item 1. “Business – Corporate Structure and History – Private Placements of Class B Common Stock” for a description of additional terms of the warrants. See Item 7. “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources – Engagement Letter with Boustead Securities, LLC” for a description of related terms of the Boustead Engagement Letter.

As a result of these private placements, the following transactions resulted in the following acquisitions of shares of Class B Common Stock from the Company: In a private placement on June 9, 2022, each of Eternal Horizon International Company Limited, a company organized under the laws of Hong Kong, of which Jie Xu is Director and has beneficial ownership over its shares, and Gilbert Lam, an individual, acquired 100,000 shares of Class B Common Stock from the Company, or 7.9% of the issued and outstanding shares of Class B Common Stock prior to subsequent issuances of Class B Common Stock, for a payment of $100,000 to the Company. In a private placement on October 21, 2022, Chris Etherington, an individual, acquired 25,000 shares of Class B Common Stock for a payment of $25,000 to the Company, which, together with 150,000 other shares of Class B Common Stock beneficially owned by Chris Etherington indirectly as Managing Member of Oleta Investments, LLC, a Nevada limited liability company, equaled 7.4% of the issued and outstanding shares of Class B Common Stock; and Vertical Holdings, LLC, of which Kevan Casey is Managing Member and has beneficial ownership over its shares, acquired 125,000 shares of Class B Common Stock, or 5.3% of the issued and outstanding shares of Class B Common Stock, for a payment of $125,000 to the Company. Each of the above payments equals the approximate dollar value of the respective transaction and the approximate dollar value of the interest of each investor and the respective beneficial owner of such investor listed above, as applicable, in such transaction.

●	Derek Dunlop, our Chief Experience Officer, received total annual compensation from the Company of $785,3111 in 2023, consisting of salary payments totaling $206,250, a bonus payment of $10,000, a grant of 225,500 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date with an aggregate grant date fair value of $547,965 computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report, and $21,096 in other compensation consisting of consulting fees and health insurance. Mr. Dunlop received $104,316 in 2022 under a consulting arrangement.

●	Matthew Krueger, our Chief Financial Officer, Treasurer, and Secretary, received total annual compensation from the Company of $693,486 in 2023, consisting of salary payments totaling $180,000, a bonus payment of $25,000, a grant of 198,000 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date with an aggregate grant date fair value of $481,140 computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report, and $7,346 in other compensation consisting of health insurance. Mr. Kreuger received $25,500 in 2022 under a consulting arrangement.

●	Arman Sarkhani, our Chief Operating Officer, received total annual compensation from the Company of $546,769 in 2023, consisting of salary payments totaling $133,333, a bonus payment of $10,000, a grant of 163,000 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date with an aggregate grant date fair value of $396,090 computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report, and $7,346 in other compensation consisting of health insurance. Mr. Sarkhani received annual compensation from the Company of $42,500 in 2022 under a consulting arrangement.

●	Jackson Fairbanks, our Director of Socials and former Chief Marketing Officer, received total annual compensation from the Company of $538,436 in 2023, consisting of salary payments totaling $125,000, a bonus payment of $10,000, a grant of 163,000 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date with an aggregate grant date fair value of $396,090 computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report, and $7,346 in other compensation consisting of health insurance. Mr. Fairbanks received $42,500 in 2022 under a consulting arrangement.

●	Jason Lee, our Chief Technology Officer, our Chief Technology Officer, received total annual compensation from the Company of $77,459 in 2023, consisting of salary payments totaling $12,500, a grant of 177,000 shares of Class B Common Stock subject to vesting as one-fourth of the total granted shares on each of the first four six-month anniversaries of the grant date with an aggregate grant date fair value of $64,959 computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report.

●	On February 22, 2024, we entered into a Cancellation and Exchange Agreement with each of AEH, the holder of 8,385,276 shares of Class A Common Stock, GKDB, the holder of 603,953 units of membership interests in AEH representing approximately 13.2% ownership of AEH, and the 2024 Former GKDB Holders, the holders of an aggregate of 308,073 units of membership interests in GKDB representing approximately 51.0% ownership in GKDB. In accordance with these agreements, we and AEH agreed to convert 561,585 shares of AEH’s Class A Common Stock into 561,585 shares of Class B Common Stock and transfer such shares to GKDB, in exchange for GKDB’s agreement to cancel and surrender 308,073 of GKDB’s 603,953 units of membership interests in AEH, representing the 2024 Former GKDB Holders’ approximately 51.0% share of GKDB’s total ownership interest in AEH. GKDB in turn agreed to the cancellation of 308,073 of its AEH units and transfer of the 561,585 shares of Class B Common Stock to the 2024 Former GKDB Holders in proportion to their former ownership interests in GKDB, in exchange for the 2024 Former GKDB Holders’ agreement to cancel and surrender all of their units of membership interests in GKDB. The 561,585 shares of Class B Common Stock transferred to the 2024 Former GKDB Holders were derived from the 2024 Former GKDB Holders’ approximately 6.7% nominal indirect interest in AEH’s 8,385,276 shares of Class A Common Stock, which in turn was derived from the 2024 Former GKDB Holders’ approximately 51.0% ownership of GKDB and, in turn, their nominal indirect interest in 308,073 of GKDB’s 603,953 units, or approximately 13.2% ownership of AEH. The 2024 Former GKDB Holders’ nominal indirect interest in AEH’s 8,385,276 shares of Class A Common Stock was therefore automatically converted into ownership of 561,585 shares of Class B Common Stock upon the conversion and transfer of this number of Class A Common Stock that were held by AEH to the 2024 Former GKDB Holders. Additionally, on February 22, 2024, we entered into a Cancellation and Exchange Agreement with AEH and a holder of 160,000 units of membership interests in AEH (the “2024 Former AEH Holder”), representing approximately 3.4% ownership in AEH. In accordance with this agreement, we and AEH agreed to convert 291,662 shares of AEH’s Class A Common Stock into 291,662 shares of Class B Common Stock and transfer such shares to the 2024 Former AEH Holder in exchange for the 2024 Former AEH Holder’s agreement to cancel and surrender the 2024 Former AEH Holder’s 160,000 units of membership interests in AEH. The 2024 Former AEH Holder’s nominal direct interest in AEH’s 8,385,276 shares of Class A Common Stock was therefore automatically converted into ownership of 291,662 shares of Class B Common Stock upon the conversion and transfer of this number of Class A Common Stock that were held by AEH to the 2024 Former AEH Holder. These share transfers were recorded with the transfer agent as of February 26, 2024. As a result of these transactions, AEH held 7,532,029 shares of Class A Common Stock, the 2024 Former GKDB Holders held a total of 561,585 shares of Class B Common Stock, and the 2024 Former AEH Holder held 291,662 shares of Class B Common Stock. Based on the closing price per share of $0.486 for the Company’s Class B Common Stock on February 22, 2024, the total approximate dollar value of these transactions was $414,678; the approximate dollar value of the interest of Atticus Peppas in these transactions was $141,748; the approximate dollar value of the interest of Aaron Edwards in these transactions was $47,414; the approximate dollar value of the interest of Brian Fox in these transactions was $47,414; the approximate dollar value of the interest of Derek Dunlop in these transactions was $59,567; the approximate dollar value of the interest of Haeley Benavides in these transactions was $71,121; and the approximate dollar value of the interest of John Costacos in these transactions was $47,414.

●	Certain of the Company’s directors, executive officers, and principal owners, including immediate family members, are users of the Company’s services. Fees charged to these users are on terms no more favorable than terms generally available to an unaffiliated third party under the same or similar circumstances.

Promoters and Certain Control Persons

Each of Mr. Kyle Fairbanks, our co-founder, Executive Vice-Chairman and Chief Marketing Officer, Mr. Arshia Sarkhani, our co-founder, Chief Executive Officer and President, Mr. Jackson Fairbanks, our co-founder and Director of Socials, and Mr. Arman Sarkhani, our co-founder and Chief Operating Officer, may be deemed a “promoter” as defined by Rule 405 of the Securities Act. For information regarding compensation, including items of value, that have been provided or that may be provided to these individuals, please refer to “Executive Compensation” above.

Director Independence

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. Our board of directors consists of seven directors, four of whom are independent within the meaning of Nasdaq’s rules.

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

Compensation Committee

Richard Burton, John A. Jack II, and Brian Regli, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and Nasdaq’s rules, serve on our compensation committee, with Mr. Burton serving as the chairman. The members of the compensation committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act.

Nominating and Corporate Governance Committee

John A. Jack II, Scott McDonald, and Richard Burton, each of whom satisfies the “independence” requirements of Nasdaq’s rules, serve on our nominating and corporate governance committee, with Mr. McDonald serving as the chairman.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed to the Company by the Company’s principal accountant for the indicated services for each of the last two fiscal years were as follows:

	Year Ended
	December 31,
	2023	2022
Audit Fees	$44,500	$30,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$44,500	$30,000

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

Pre-Approval Policies and Procedures

The Audit Committee has reviewed and approved all fees earned in 2023 and 2022 by the Company’s principal accountant, and actively monitored the relationship between audit and non-audit services provided. The Audit Committee has concluded that the fees earned by the principal accountant were consistent with the maintenance of the principal accountant’s independence in the conduct of its auditing functions.

The Company’s principal accountant did not provide, and the Audit Committee did not approve, any of the services described under “—Audit-Related Fees”, or “—Tax Fees” or “—All Other Fees” above for either of the last two fiscal years.

The Audit Committee annually considers the provision of audit services. The Audit Committee must pre-approve all services provided and fees earned by the Company’s principal accountant. The Audit Committee has established pre-approval policies and procedures that are detailed as to the particular service, that require that the Audit committee be informed of each service, and that do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to management. The pre-approval policies and procedures provide only for defined audit services and, if any, specified audit-related fees, tax services, and other services, and may impose specific dollar value limits for the fees for pre-approved services. The Audit Committee also considers on a case-by-case basis specific engagements that are not otherwise pre-approved under the pre-approval policies and procedures or that materially exceed pre-approved fee amounts. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to a designated member of the Audit Committee for approval and to the full Audit Committee at its next regular meeting.

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

(3)	Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b)	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 11, 2022, by and between Asset Entities Limited Liability Company and Asset Entities Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-1 filed on September 2, 2022)
3.1	Articles of Incorporation of Asset Entities Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 2, 2022)
3.2	Bylaws of Asset Entities Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 2, 2022)
4.1*	Description of Securities of Asset Entities Inc.
4.2	Warrant To Purchase Class B Common Stock issued to Boustead Securities, LLC, dated June 9, 2022 (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed on March 31, 2023)
4.3	Warrant To Purchase Class B Common Stock issued to Boustead Securities, LLC, dated October 7, 2022 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed on March 31, 2023)
4.4	Warrant To Purchase Class B Common Stock issued to Boustead Securities, LLC, dated October 21, 2022 (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K filed on March 31, 2023)
4.5	Common Stock Purchase Warrant issued to Boustead Securities, LLC, dated February 7, 2023 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 8, 2023)
4.6	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 7, 2023)
4.7	Form of Common Stock Purchase Warrant issuable to Boustead Securities, LLC (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 7, 2023)
10.1†	Employment Letter Agreement between Asset Entities Inc. and Arshia Sarkhani, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed on September 2, 2022)
10.2†	Employment Letter Agreement between Asset Entities Inc. and Derek Dunlop, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed on September 2, 2022)
10.3†	Employment Letter Agreement between Asset Entities Inc. and Matthew Krueger, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed on September 2, 2022)
10.4†	Employment Letter Agreement between Asset Entities Inc. and Kyle Fairbanks, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed on September 2, 2022)
10.5†	Employment Letter Agreement between Asset Entities Inc. and Arman Sarkhani, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed on September 2, 2022)
10.6†	Employment Letter Agreement between Asset Entities Inc. and Jason Lee, dated as of November 10, 2023 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 15, 2023)
10.7†	Consulting Letter Agreement between Asset Entities Inc. and Michael Gaubert, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed on September 2, 2022)
10.8	Cancellation and Exchange Agreement, dated as of April 21, 2022, by and among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, and Anel Bulbul (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 filed on September 2, 2022)
10.9	Cancellation and Exchange Agreement, dated as of April 21, 2022, by and among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, and GTMC, LLC (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 filed on September 2, 2022)
10.10	Cancellation and Exchange Agreement, dated as of April 21, 2022, by and among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, KD Holdings Group, LLC, and Trojan Partners, LP (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 filed on September 2, 2022)

10.11†	Independent Director Agreement between Asset Entities Inc. and Brian Regli, dated May 2, 2022 (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on March 31, 2023)
10.12†	Independent Director Agreement between Asset Entities Inc. and John A. Jack II, dated May 2, 2022 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on March 31, 2023)
10.13†	Independent Director Agreement between Asset Entities Inc. and Richard A. Burton, dated May 2, 2022 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on March 31, 2023)
10.14†	Independent Director Agreement between Asset Entities Inc. and Scott K. McDonald, dated May 2, 2022 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on March 31, 2023)
10.15	Form of Indemnification Agreement between Asset Entities Inc. and each officer or director (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 filed on September 2, 2022)
10.16†	Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1 filed on September 2, 2022)
10.17†	Form of Stock Option Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 filed on September 2, 2022)
10.18†	Form of Restricted Stock Award Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 filed on September 2, 2022)
10.19†	Form of Restricted Stock Unit Award Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 filed on September 2, 2022)
10.20	Office Agreement between Regus Management Group, LLC and Asset Entities, LLC, dated as of January 25, 2022 (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 filed on September 2, 2022)
10.21	Office Agreement between Regus Management Group, LLC and Asset Entities, LLC, dated as of May 4, 2022 (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed on March 31, 2023)
10.22	Renewal Agreement between Regus Management Group, LLC and Asset Entities, LLC, dated as of October 10, 2022 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on March 31, 2023)
10.23	Form of Private Placement Subscription Agreement (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 filed on September 2, 2022)
10.24	Underwriting Agreement, dated February 2, 2022, by and between Asset Entities Inc. and Boustead Securities, LLC (as representative of the underwriters named therein) (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on February 8, 2023)
10.25	Closing Agreement between Asset Entities Inc. and Triton Funds LP, dated as of June 30, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 5, 2023)
10.26	Amended and Restated Closing Agreement between Asset Entities Inc. and Triton Funds LP, dated as of August 1, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 7, 2023)
10.27	Amendment to Amended and Restated Closing Agreement between Asset Entities Inc. and Triton Funds LP, dated as of September 27, 2023 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 3, 2023)
10.28†	Amendment to Letter Agreement between Arman Sarkhani and Asset Entities Inc., dated as of August 15, 2023 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 14, 2023)
10.29	Asset Purchase Agreement by and among Asset Entities Inc., Ternary Inc., Ternary Developments Inc., OptionsSwing Inc., and Jason Lee, dated as of November 10, 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 15, 2023)
10.30*	Second Amendment to Amended and Restated Closing Agreement, dated as of December 30, 2023, between Asset Entities Inc. and Triton Funds LP
10.31†	Employment Letter Agreement between Asset Entities Inc. and Jackson Fairbanks, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed on September 2, 2022)
10.32*	Third Amendment to Amended and Restated Closing Agreement, dated as of March 29, 2024, between Asset Entities Inc. and Triton Funds LP
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Registration Statement on Form S-1 filed on September 2, 2022)
23.1*	Consent of WWC, Professional Corporation
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Asset Entities Inc. Clawback Policy
99.1*	Asset Entities Inc. Insider Trading Policy
101.PRE	Inline XBRL Instance Document
101.INS	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

ASSET ENTITIES INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ASSET ENTITIES INC. and its variable interest entity (collectively the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, CA

April 1, 2024

ASSET ENTITIES INC.

Consolidated Balance Sheets

	As of December 31,	As of December 31,
	2023	2022

ASSETS
Current Assets
Cash	$2,924,323	$137,177
Prepaid expenses	38,681	-
Deferred offering costs	-	235,844
Total Current Assets	2,963,004	373,021

Non-Current Assets
Property and equipment, net	12,825	-
Intangible asset	100,000	-
Total Non-Current Assets	112,825	-
TOTAL ASSETS	$3,075,829	$373,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and credit card liability	$150,096	$214,590
Contract liabilities	3,445	4,648
Total Current Liabilities	153,541	219,238

TOTAL LIABILITIES	153,541	219,238

Commitments and contingencies

Stockholders’ Equity
Preferred Stock; $0.0001 par value, 50,000,000 authorized	-	-
Common Stock; $0.0001 par value, 200,000,000 authorized
Class A Common Stock; $0.0001 par value, 10,000,000 authorized 8,385,276 shares issued and outstanding	839	839
Class B Common Stock; $0.0001 par value, 190,000,000 authorized 6,039,134 and 2,364,724 shares issued, respectively	604	236
Treasury Stock, at cost: Class B Common Stock - 250,000 and 0 shares, respectively	(176,876)	-
Additional paid in capital	8,656,036	779,826
Accumulated deficit	(5,558,315)	(627,118)
TOTAL STOCKHOLDERS’ EQUITY	2,922,288	153,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,075,829	$373,021

The accompanying notes are an integral part of these consolidated financial statements.

ASSET ENTITIES INC.

Consolidated Statements of Operations

	For the years ended
	December 31,
	2023	2022

Revenue	$277,038	$343,106

Operating expenses
Contract labor	176,773	155,232
General and administrative	2,183,155	462,971
Management compensation	2,848,307	370,158
Total operating expenses	5,208,235	988,361

Loss from operations	(4,931,197)	(645,255)

Net loss	$(4,931,197)	$(645,255)

Loss per share of common stock - basic and diluted	$(0.36)	$(0.06)

Weighted average number of shares of common stock outstanding - basic and diluted	13,577,993	10,249,315

The accompanying notes are an integral part of these consolidated financial statements.

ASSET ENTITIES INC.

Consolidated Statement of Stockholders’ Equity

For the years ended December 31, 2023 and 2022

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Subscription	Treasury	Retained earnings (Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stock	Deficit)	Total

Balance, December 31, 2021	-	$-	9,756,000	$976	244,000	$24	$249,976	$(225,976)	$-	$18,137	$43,137
Conversion from Class A to Class B common stock	-	-	(1,370,724)	(137)	1,370,724	137	-	-	-	-	-
Class B Common stock issued	-	-	-	-	750,000	75	529,850	-	-	-	529,925
Subscription received	-	-	-	-	-	-	-	225,976	-	-	225,976
Net loss	-	-	-	-	-	-	-	-	-	(645,255)	(645,255)
Balance, December 31, 2022	-	-	8,385,276	839	2,364,724	236	779,826	-	-	(627,118)	153,783
Class B Common stock issued	-	-	-	-	1,763,410	177	6,580,470	-	-	-	6,580,647
Class A and B Common stock issued for restricted stock awards	-	-	-	-	1,911,000	191	1,295,740	-	-	-	1,295,931
Repurchase of Class B Common stock	-	-	-	-	-	-	-	-	(176,876)	-	(176,876)
Net loss	-	-	-	-	-	-	-	-	-	(4,931,197)	(4,931,197)
Balance, December 31, 2023	-	$-	8,385,276	$839	6,039,134	$604	$8,656,036	$-	$(176,876)	$(5,558,315)	$2,922,288

The accompanying notes are an integral part of these consolidated financial statements.

ASSET ENTITIES INC.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,931,197)	$(645,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,295,931	-
Depreciation and amortization	734	-
Changes in operating assets and liabilities:
Prepaid expenses	(38,681)	-
Accounts payable and accrued expenses	(133,207)	44,228
Contract liabilities	(1,203)	(1,802)
Net cash used in operating activities	(3,807,623)	(602,829)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,559)	-
Purchase of intangible asset	(100,000)	-
Net cash used in Investing Activities	(113,559)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Class A common stock subscription proceeds received	-	976
Class B common stock subscription proceeds received, net	6,885,204	754,925
Deferred offering costs	-	(49,626)
Reacquisition of shares	(176,876)	-
Net cash provided by financing activities	6,708,328	706,275

Net change in cash	2,787,146	103,446
Cash at beginning of year	137,177	33,731
Cash at end of year	$2,924,323	$137,177

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Class A to Class B common stock	$-	$137

The accompanying notes are an integral part of these consolidated financial statements.

ASSET ENTITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the years ended December 31, 2023 and 2022

Note 1. Organization, Description of Business and Liquidity

Organization

Asset Entities Inc. (“Asset Entities”, “we”, “us” or the “Company”), began operations as a general partnership in August 2020 and formed Assets Entities Limited Liability Company in the state of California on October 20, 2020. The consolidated financial statements reflect the operations of the Company from inception of the general partnership. On March 15, 2022, the Company filed Articles of Merger to register and incorporate with the state of Nevada and changed the company name to Asset Entities Inc.

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

Liquidity

The Company had an accumulated deficit of $5,558,315 at December 31, 2023, $2,924,323 in cash at December 31, 2023, and a net loss of $4,931,197 during the year ended December 31, 2023. However, the Company initiated a sale of 621,590 shares of common stock under its Amended and Restated Closing Agreement on March 27, 2024, and the Company intends to file a “shelf” registration statement and arrange for one or more financings to commence pursuant to such shelf registration statement shortly after it becomes effective. Based on the Company’s existing cash resources and the cash expected to be received from these financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through December 31, 2024.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (” GAAP”) and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end.

Consolidation

The consolidated financial statements included Asset Equity LLC (“Asset Equity”) which is accounted for as a variable interest entity (“VIE”), because the Company is the primary beneficiary, as a result of the Company’s officers being responsible for 100% of the operations of Asset Equity, and the Company derived 100% of the net profits or losses from Asset Equity’s business operations. Through common control, the management of the Company had effective control over Asset Equity and had the power to direct the activities of Asset Equity that most significantly impact its economic performance. There were no restrictions on the consolidated VIE’s assets and on the settlement of its liabilities.

Asset Equity LLC (“Asset Equity”) was a limited liability company organized in the state of Delaware on February 26, 2021 and dissolved on April 21, 2022. The co-founders of the Company, who were the managers of Asset Equity, formed Asset Equity for the purposes of setting up a separate bank account for revenues derived from the Discord server designated for cryptocurrency education. All intercompany transactions and balances have been eliminated on consolidation. If facts and circumstances change such that the conclusion to consolidate the VIE has changed, the Company shall disclose the primary factors that caused the change and the effect on the Company’s financial statements in the periods when the change occurs.

On April 21, 2022, the Company dissolved our VIE, Asset Equity LLC, and moved all operations to the Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2023 and 2022.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2023, was approximately $2.4 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of such receivables, the estimated accounts receivable that may not be collected is based on aging of the accounts receivable balances. To measure expected credit losses, accounts receivable are grouped based on shared risk characteristics and days past due. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company had accounts receivable of $0 and $5,000 and recorded an allowance for credit losses of $0 and $5,000 as of December 31, 2023 and 2022 respectively that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Deferred Offering Costs

As of December 31, 2022, deferred offering costs represent legal fees for preparation of any securities purchase agreements or current registration statement. The Company recorded these fees as a current asset that netted against gross proceeds received from any offering or placements. In February 2023, the Company issued common stock as initial public offering and netted offering cost as additional paid in capital.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment loss, if any. Property and equipment are depreciated at rates sufficient to write off their costs less impairment and residual value, if any, over their estimated useful lives on a straight-line basis.

Category	Useful life (years)
Building	39
Machinery and Equipment	5-10
Office Equipment and Fixtures	5
Vehicle	8

The Company did not have any Building, Machinery and Equipment, and Vehicle as of December 31, 2023.

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

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. There were no intangible asset impairment charges in 2023 or 2022.

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives, which ranges from 5 to 15 years. Our finite-lived intangible assets include acquired franchise agreements, acquired customer relationships, acquired customer lists, and internally developed software. Our indefinite-lived intangible assets include acquired domain names, trade names, and purchased software.

Intangible assets internally developed are measured at cost. We capitalize costs to develop or purchase computer software for internal use which are incurred during the application development stage. These costs include fees paid to third parties for development services and payroll costs for employees’ time spent developing the software. We expense costs incurred during the preliminary project stage and the post-implementation stage. Capitalized development costs are amortized on a straight-line basis over the estimated useful life of the software. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Impairment of Long-lived Assets Other Than Goodwill

Long-lived assets with finite lives, primarily property and equipment, intangible assets, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense, deferred offering costs and contract liabilities, other current liabilities are carried at historical cost. At December 31, 2023 and 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Stock based compensation

Service-Based Awards

The Company records stock-based compensation for awards granted to employees, non-employees, and to members of the Board for their services on the Board based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period, which is generally one to three years.

For restricted stock awards (“RSAs”) issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant.

Share Repurchase

Share repurchases are open market purchases. Share repurchases are generally recorded on the settlement date, as treasury stock. When shares are cancelled, the value of repurchased shares is deducted from stockholders’ equity through common stock with the excess over par value recorded to accumulated deficit.

Revenue Recognition

The Company recognizes revenue utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

Subscriptions

Subscription revenue is related to a single performance obligation that is recognized over time when earned. Subscriptions are paid in advance and can be purchased on a monthly, quarterly, or annual basis. Any quarterly or annual subscription revenue is recognized as a contract liability recorded over the contracted service period.

Marketing

Revenue related to marketing campaign contracts with customers are normally of a short duration, typically less than two (2) weeks.

AE.360.DDM Contracts

Revenue related to AE.360.DDM contracts with customers are normally of a short duration, typically less than one (1) week.

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. As of December 31, 2023 and 2022, total contract liabilities were $3,445 and $4,648, respectively. Contract liabilities are expected to be recognized as revenue over a period not to exceed twelve (12) months.

Earnings Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying consolidated financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. The Company would account for the potential dilution from convertible securities using the as-if converted method. The Company accounts for warrants and options using the treasury stock method. As of December 31, 2023, dilutive potential common shares include outstanding warrants.

Income Taxes

As described in more detail in note 1, the business now conducted by the Company was operated as a partnership from August 1, 2020 until October 19, 2020, when it was reorganized as a limited liability company, or LLC, and that LLC was merged into the Company on March 28, 2022. Prior to that date, the partnership and the subsequent LLC were not subject to federal income tax and all income, deductions, gains and losses were attributed to the partners or members.

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2023 or December 31, 2022.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions and balances. There were no related party transactions except management fees. During the years ended December 31, 2023 and 2022, the Company paid management fees to their controlling members totaling $2,848,307 and $370,158, respectively.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2023 and 2022, the Company did not have any commitments and contingencies.

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

Recently adopted accounting standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2023 using the modified retrospective approach. The Company’s consolidated financial statements for prior-year periods have not been revised and are reflective of the credit loss requirements which were in effect for that period. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead of determining a hypothetical purchase price allocation to measure goodwill impairment, the Company will compare the fair value of a reporting unit with its carrying amount. The update also includes a new requirement to disclose the amount of goodwill allocated to reporting units with zero or negative carrying amounts. The Company adopted ASU 2017-04 on January 1, 2023. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 3. Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2023	2022
Office equipment	$13,559	$-
Accumulated depreciation	(734)	-
	$12,825	$-

Note 4. Intangible Assets

Intangible assets consist of the following:

	December 31,	December 31,
	2023	2022
Intangible asset	$100,000	$-
Less: Impairment	-	-
	$100,000	$-

Note 5. Stockholders’ Equity

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

The Company had 8,385,276 shares of Class A Common Stock issued and outstanding as of December 31, 2023 and 2022.

Class B Common Stock

Each share of Class B Common Stock entitles the holder to one (1) vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

Fiscal year 2023

On February 3, 2023, the Company closed an initial public offering of 1,500,000 shares of its class B common stock. The Company raised total gross proceeds of $7,500,000 in the offering, and after deducting $884,880 of underwriting discounts and commissions, the non-accountable expense allowance, and other expenses from the offering, the Company received net proceeds of $6,615,120.

In October 2023, 263,410 shares of Class B Common Stock were sold to Triton Funds LP (“Triton”) for cash proceeds of $40,154, net of $30,687 in offering costs (see below for discussion of the purchase agreement).

During the year ended December 31, 2023, the Company granted 1,911,000 shares of class B restricted stock awards under the 2022 Equity Incentive Plan (“2022 Plan”) to directors and executive officers, valued at $3,779,230.

Fiscal year 2022

As part of the share conversion in March 2022, the Company converted the 2.44% membership interest to 244,000 shares of Class B Common Stock of the Company. The Company has reflected this conversion for all periods presented.

On December 15, 2021, the Company issued 244,000 shares of Class B Common stock for $250,000. During the year ended December 31, 2022, the Company received $225,000. As of December 31, 2022, the Company recorded a subscription receivable of $0.

On June 9, 2022, the Company issued 250,000 shares of Class B Common stock for $250,000 less issuance cost of $75,075.

During October 2022, the Company issued 500,000 shares of Class B Common Stock to unaffiliated investors for $500,000, less issuance cost of $145,000.

The Company had 5,939,134 and 2,364,724 shares of Class B Common Stock issued as of December 31, 2023 and 2022, respectively.

The Company had 6,039,134 and 2,364,724 shares of Class B Common Stock issued as of December 31, 2023 and 2022, respectively.

Treasury stock

During the year ended December 31, 2023, the Company repurchase 250,000 shares of Class B Common stock at $176,876 and recorded as treasury stock as of December 31, 2023.

Triton Purchase Agreement

On June 30, 2023, the Company, entered into a Closing Agreement (the “Closing Agreement”) with Triton. Under the Closing Agreement, the Company agreed to sell to Triton shares of class B common stock, $0.0001 par value per share, of the Company (the “Class B Common Stock”), having a total value, as determined under the Amended and Restated Closing Agreement, of $1,000,000.

On August 1, 2023, the Company and Triton entered into an Amended and Restated Closing Agreement (the “Amended and Restated Closing Agreement”). Subject to the terms of the Amended and Restated Closing Agreement, the Company may deliver a closing notice (the “Closing Notice”) and issue certain securities to Triton at any time on or before March 31, 2024, pursuant to which Triton will be obligated to purchase such securities of the Company with an aggregate value of $1,000,000 in the following manner. Upon delivery of the Closing Notice, Triton must purchase newly-issued shares of Class B Common Stock of the Company (the “Triton Shares”) in an amount equal to up to 9.99% of the outstanding shares of Class B Common Stock following such purchase, plus pre-funded warrants (the “Triton Pre-Funded Warrants” and together with the Triton Shares, the “Triton Securities”) that may be exercised to purchase an amount of newly-issued shares of Class B Common Stock (the “Triton Warrant Shares”), such that the aggregate price of the Triton Shares and the Triton Pre-Funded Warrants together with the exercise price to be paid upon full exercise of the Triton Pre-Funded Warrants will equal a total gross purchase price of $1,000,000. Upon the Company’s election to deliver the Closing Notice, the price of each of the Triton Shares will be set at 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five (5) business days before and five business days after the date of the Closing Notice.

2022 Equity Incentive Plan

The maximum number of shares of Class B Common Stock that may be issued pursuant to awards granted under the 2022 Plan is 2,750,000 shares. Awards that may be granted include: (a) Incentive Stock Options, or ISO (b) Non-statutory Stock Options, (c) Stock Appreciation Rights, (d) Restricted Stock, the Restricted Stock Units, or RSUs, (f) Stock granted as a bonus or in lieu of another award, and (g) Performance Awards. These awards offer us and our shareholders the possibility of future value, depending on the long-term price appreciation of our Class B Common Stock and the award holder’s continuing service with us.

The RSA shares to directors vest quarterly for one year from the date of grantee’s appointment as a director. The RSA shares to officers vest annually over three years from the grant date. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the year December 31, 2023, the Company recorded stock-based compensation expense of $1,295,931. As of December 31, 2023, 196,000 RSA shares have vested.

As of December 31, 2023, there was $2,483,299 of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.09 years.

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

A summary of activity during the years ended December 31, 2023 and 2022, follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, December 31, 2021	-	$-	-
Granted	52,500	6.25	5.00
Expired	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2022	52,500	$6.25	4.68
Granted	105,000	6.25	5.00
Expired	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2023	157,500	$6.25	3.97

All of the outstanding warrants are exercisable as of December 31, 2023. The intrinsic value of the warrants as of December 31, 2023, is $0.

Note 6. Income tax

The Company has not made a provision for income taxes for the year ended December 31, 2023 and 2022, since the Company has the benefit of net operating losses in these periods and the Company changed from a limited liability partnership to a C corporation during 2022.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2023. During the year ended December 31, 2023, the Company has incurred a net operating loss (“NOL”) of $4,931,197. NOLs generated after December 31, 2017 can be carryforward indefinitely.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and the income tax net expense included in the consolidated statements of operations for the year ended December 31, 2023 and 2022 is as follows:

	For the Years ended
	December 31,
	2023	2022
Income tax expense (credit) at statutory rate	$(1,035,551)	$(135,504)
Income tax adjustment
Stock based compensation	272,146	-
Change of valuation allowance	763,405	135,504
Income tax expense (credit)	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2023	2022
Operating loss carry forward	$898,909	$135,504
Valuation allowance	(898,909)	(135,504)
Deferred tax asset	$-	$-

Note 7. Asset acquisition

On November 10, 2023, Asset Entities Inc., a Nevada corporation (the “Company”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ternary Inc., a Florida corporation (“Ternary FL”), Ternary Developments Inc., a Delaware corporation (“Ternary DE”), OptionsSwing Inc., a Florida corporation (“OSI,” and together with Ternary FL and Ternary DE, individually, a “Seller,” and collectively, the “Sellers”), and Jason Lee, the principal shareholder of each Seller (the “Shareholder”). Under the Asset Purchase Agreement, the Company agreed to purchase all of the Sellers’ right, title, and interest in and to substantially all of the assets and properties owned by the Sellers and used in connection with their business of Discord development, social media, online community management, marketing, and business-to-business software-as-a-service that offers sales, service, marketing, and analytics for the payment of $100,000 in cash (the “Cash Consideration”), the issuance of 300,000 shares of Class B Common Stock, $0.0001 par value per share, of the Company (the “Stock Consideration”), and other good and valuable consideration as described herein.

Pursuant to the Asset Purchase Agreement, on November 10, 2023, the Company paid the Sellers $100,000, issued 177,000 shares of the Stock Consideration to the Shareholder, and 123,000 shares of the Stock Consideration in the aggregate to three other designated individuals, and the Sellers and the Shareholder delivered title to all of the assets of the Sellers. The Stock Consideration is subject to vesting conditions for the two-year period following the grant date, subject to immediate vesting upon a change of control of the Company or certain other events.

Note 8. Subsequent Events

Management evaluated all events from the date of the balance sheet, which was December 31, 2023 through April 2, 2024 which was the date these consolidated financial statements were available to be issue. Based on our evaluation no material events have occurred that require disclosure other than as disclosed below.

On March 27, 2024, the Company delivered a Closing Notice to Triton (the “Second Closing Notice”) for the purchase of 621,590 shares of Class B Common Stock (the “Second Triton Shares”), which was the amount of shares of Class B Common Stock remaining under the registration statement. The price of each of the Second Triton Shares is required to be set at 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days prior to the closing of the purchase of the Second Triton Shares (the “Second Triton Closing”). The Second Triton Closing is required to occur within five business days after the delivery of the Second Triton Shares to Triton. In connection with the Second Triton Closing, pursuant to its engagement letter with Boustead Securities, LLC (“Boustead”), dated November 29, 2021, and the underwriting agreement, dated February 2, 2023, with Boustead, the Company will pay Boustead a fee equal to 7% of the aggregate purchase price and a non-accountable expense allowance equal to 1% of the aggregate purchase price for the Second Triton Shares. In addition, the Company will issue a warrant to Boustead for the purchase of 43,511 shares of Class B Common Stock, equal to 7% of the number of the Second Triton Shares, with an exercise price equal to the purchase price per share of the Second Triton Shares.

Under a Third Amendment to Amended and Restated Closing Agreement (the “Third Triton Amendment”), dated as of March 29, 2024, the Company and Triton agreed to amend the Amended A&R Closing Agreement to provide that the Amended A&R Closing Agreement will expire on April 30, 2024, instead of March 31, 2024. The Third Triton Amendment did not amend any of the other provisions of the Amended A&R Closing Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2024	ASSET ENTITIES INC.

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

SIGNATURE	TITLE	DATE

/s/ Arshia Sarkhani	Chief Executive Officer, President and Director	April 2, 2024
Arshia Sarkhani	(principal executive officer)

/s/ Matthew Krueger	Chief Financial Officer	April 2, 2024
Matthew Krueger	(principal financial and accounting officer)

/s/ Michael Gaubert	Executive Chairman and Director	April 2, 2024
Michael Gaubert

/s/ Kyle Fairbanks	Executive Vice-Chairman, Chief Marketing Officer and Director	April 2, 2024
Kyle Fairbanks

/s/ Richard A. Burton	Director	April 2, 2024
Richard A. Burton

/s/ John A. Jack II	Director	April 2, 2024
John A. Jack II

/s/ Scott K. McDonald	Director	April 2, 2024
Scott K. McDonald

/s/ Brian Regli	Director	April 2, 2024
Brian Regli