Form 10-Q
period 2024-03-31
Asset Entities Inc.
filed 2024-05-15
CIK 1920406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

Yes ☐ No ☒

As of May 15, 2024, there were a total of 7,532,029 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding and 7,513,971 shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

ASSET ENTITIES INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ASSET ENTITIES INC.

UNAUDITED FINANCIAL STATEMENTS

ASSET ENTITIES INC.
Condensed Balance Sheets

	As of March 31,	As of December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash	$1,869,786	$2,924,323
Prepaid expenses	151,274	38,681
Total Current Assets	2,021,060	2,963,004

Non-Current Assets
Property and equipment, net	23,659	12,825
Intangible asset	100,000	100,000
Total Non-Current Assets	123,659	112,825
TOTAL ASSETS	$2,144,719	$3,075,829

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and credit card liability	$280,433	$150,096
Contract liabilities	2,031	3,445
Total Current Liabilities	282,464	153,541
TOTAL LIABILITIES	282,464	153,541

Commitments and contingencies

Stockholders’ Equity
Preferred Stock; $0.0001 par value, 50,000,000 authorized	-	-
Common Stock; $0.0001 par value, 200,000,000 authorized
Class A Common Stock; $0.0001 par value, 10,000,000 authorized 7,532,029 and 8,385,276 shares issued and outstanding, respectively	754	839
Class B Common Stock; $0.0001 par value, 190,000,000 authorized 6,892,381 and 6,039,134 shares issued, respectively	689	604
Treasury Stock, at cost: Class B Common Stock - 250,000 shares	(176,876)	(176,876)
Additional paid in capital	8,982,907	8,656,036
Accumulated deficit	(6,945,219)	(5,558,315)
TOTAL STOCKHOLDERS’ EQUITY	1,862,255	2,922,288
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,144,719	$3,075,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2024	2023
Revenue	$124,841	$61,135

Operating expenses
Contract labor	127,139	36,581
General and administrative	522,039	345,941
Management compensation	862,567	749,864
Total operating expenses	1,511,745	1,132,386

Loss from operations	(1,386,904)	(1,071,251)

Net loss	$(1,386,904)	$(1,071,251)

Loss per share of common stock - basic and diluted	$(0.10)	$(0.09)

Weighted average number of shares of common stock outstanding - basic and diluted	14,174,410	12,464,256

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.
Condensed Statement of Stockholders’ Equity

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance - December 31, 2023	-	$-	8,385,276	$839	6,039,134	$604	$8,656,036	$(176,876)	$(5,558,315)	$2,922,288

Conversion from Class A to Class B common stock	-	-	(853,247)	(85)	853,247	85	-	-	-	-
Stock Based Compensation	-	-	-	-	-	-	326,871	-	-	326,871
Net loss	-	-	-	-	-	-	-	-	(1,386,904)	(1,386,904)
Balance - March 31, 2024	-	$-	7,532,029	$754	6,892,381	$689	$8,982,907	$(176,876)	$(6,945,219)	$1,862,255

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	-	$-	8,385,276	$839	2,364,724	$236	$779,826	$(627,118)	$153,783

Class B common stock and warrant issued	-	-	-	-	1,500,000	150	6,540,343	-	6,540,493
Class B common stock issued as restricted stock awards	-	-	-	-	1,411,000	141	200,069	-	200,210
Net loss	-	-	-	-	-	-	-	(1,071,251)	(1,071,251)
Balance - March 31, 2023	-	$-	8,385,276	$839	5,275,724	$527	$7,520,238	$(1,698,369)	$5,823,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,386,904)	$(1,071,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	326,871	200,210
Depreciation	1,068	-
Changes in operating assets and liabilities:
Accounts receivable	-	(2,995)
Prepaid expenses	(112,593)	(86,432)
Accounts payable and accrued expenses	130,337	131,125
Contract liabilities	(1,414)	(603)
Net cash used in operating activities	(1,042,635)	(829,946)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,902)	-
Net cash used in investing activities	(11,902)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Class B common stock subscription proceeds received, net	-	6,615,120
Net cash provided by financing activities	-	6,615,120

Net increase (decrease) in cash	(1,054,537)	5,785,174
Cash at beginning of period	2,924,323	137,177
Cash at end of period	$1,869,786	$5,922,351

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Class A to Class B common stock	$85	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2024

(Unaudited)

Note 1. Organization, Description of Business and Liquidity

Organization

Asset Entities Inc. (“Asset Entities”, “we”, “us” or the “Company”), began operations as a general partnership in August 2020 and formed Assets Entities Limited Liability Company in the state of California on October 20, 2020. The interim financial statements reflect the operations of the Company from inception of the general partnership. On March 15, 2022, the Company filed Articles of Merger to register and incorporate with the state of Nevada and changed the company name to Asset Entities Inc.

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

Description of Business

Asset Entities is an Internet company providing social media marketing, content delivery, and development and design services across Discord, TikTok, and other social media platforms. Based on the rapid growth of our Discord servers and social media following, we have developed three categories of services. First, we provide subscription upgrades to premium content on our investment education and entertainment servers on Discord. Second, we codevelop and execute influencer social media and marketing campaigns for clients. Third, we design, develop and manage Discord servers for clients under our “AE.360.DDM” brand. Our AE.360.DDM service was released in December 2021. All of these services – our Discord investment education and entertainment, social media and marketing, and AE.360.DDM services – are therefore based on our effective use of Discord in combination with ongoing social media outreach on TikTok, Facebook, Twitter, Instagram, and YouTube.

Liquidity

The Company had an accumulated deficit of $6,945,219 as of March 31, 2024, cash of $1,869,786 as of March 31, 2024, and a net loss of $1,386,904 for the three months ended March 31, 2024. However, the Company initiated a sale of 621,590 shares of common stock under its Amended and Restated Closing Agreement on March 29, 2024, and intended to file a “shelf” registration statement and arranged for one or more financings to commence pursuant to such shelf registration statement shortly after it becomes effective. Based on the Company’s existing cash resources and the cash expected to be received from these financings, management believes that the Company will have sufficient funds to carry out the Company’s planned operations for at least the next 12 months from the issuance date of the accompanying interim financial statements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2023, contained in the Company’s Form 10-K filed on April 2, 2024.

Use of Estimates

The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at March 31, 2024 and December 31, 2023.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2024, was approximately $1.38 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

The Company did not have any Building, Machinery and Equipment, and Vehicle as of March 31, 2024.

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in the income.

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

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. During the three months ended March 31, 2024 and 2023, there were no intangible asset impairment charges.

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

The Company’s financial instruments, including cash, prepaid expense and contract liabilities, other current liabilities are carried at historical cost. At March 31, 2024 and December 31, 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Advertising Expenses

The Company expenses advertising costs as they incurred. Total advertising expenses were $143,915 and $19,697 for the three months ended March 31, 2024 and 2023, respectively, and have been included as part of general and administrative expenses.

Research and Development

Research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.

The Company incurred research and development expenses of $119,009 and $0 for the three months ended March 31, 2024 and 2023, respectively, and have been included as part of contract labor.

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

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. Revenue under these agreements is recognized over the related service period. As of March 31, 2024 and December 31, 2023, total contract liabilities were $2,031 and $3,445 respectively. Contract liabilities are expected to be recognized as revenue over a period not to exceed twelve (12) months.

Earnings Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying interim financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. The Company would account for the potential dilution from convertible securities using the as-if converted method. The Company accounts for warrants and options using the treasury stock method. As of March 31, 2024, dilutive potential common shares include outstanding warrants.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions and balances. There were no related party transactions except management fees. During the three months ended March 31, 2024 and 2023, the Company paid management fees to their controlling members totaling $862,567 and $749,864, respectively.

Recent Accounting Pronouncements

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its interim financial statements.

Note 3. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Office equipment	$25,461	$13,559
Accumulated depreciation	(1,802)	(734)
	$23,659	$12,825

During the three months ended March 31, 2024 and 2023, the Company recorded depreciation of $1,068 and $0, respectively.

Note 4. Intangible Assets

Intangible assets consist of the following:

	March 31,	December 31,
	2024	2023
Purchased software	$100,000	$100,000
Less: Impairment	-	-
	$100,000	$100,000

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

The Company had 7,532,029 and 8,385,276 shares of Class A Common Stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

Class B Common Stock

Each share of Class B Common Stock entitles the holder to one (1) vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

The Company had 6,892,381 and 6,039,134 shares of Class B Common Stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

Three months ended March 31, 2024

During the three months ended March 31, 2024, 853,247 shares of Class A common stock were converted into 853,247 shares of Class B common stock.

Treasury stock

During the year ended December 31, 2023, the Company repurchased 250,000 shares of Class B Common stock at $176,876 and recorded as treasury stock as of March 31, 2024 and December 31, 2023.

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

On August 1, 2023, the Company and Triton entered into an Amended and Restated Closing Agreement (the “Amended and Restated Closing Agreement”). Subject to the terms of the Amended and Restated Closing Agreement, the Company may deliver a closing notice (the “Closing Notice”) and issue certain securities to Triton at any time on or before April 30, 2024, pursuant to which Triton will be obligated to purchase such securities of the Company with an aggregate value of $1,000,000 in the following manner. Upon delivery of the Closing Notice, Triton must purchase newly-issued shares of Class B Common Stock of the Company (the “Triton Shares”) in an amount equal to up to 9.99% of the outstanding shares of Class B Common Stock following such purchase, plus pre-funded warrants (the “Triton Pre-Funded Warrants” and together with the Triton Shares, the “Triton Securities”) that may be exercised to purchase an amount of newly-issued shares of Class B Common Stock (the “Triton Warrant Shares”), such that the aggregate price of the Triton Shares and the Triton Pre-Funded Warrants together with the exercise price to be paid upon full exercise of the Triton Pre-Funded Warrants will equal a total gross purchase price of $1,000,000. Upon the Company’s election to deliver the Closing Notice, the price of each of the Triton Shares will be set at 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five (5) business days before and five business days after the date of the Closing Notice.

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

The RSA shares to directors vest quarterly for one year from the date of grantee’s appointment as a director. The RSA shares to officers vest annually over three years from the grant date. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $326,871 and $200,210, respectively. As of March 31, 2024, 674,330 RSA shares have vested.

As of March 31, 2024, there was $2,156,428 of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.87 years.

Warrant

A summary of activity during the three months ended March 31, 2024, follows:

	Number of	Weighted Average	Weighted Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2023	157,500	$6.25	3.97
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2024	157,500	$6.25	3.72

All the outstanding warrants are exercisable as of March 31, 2024. The intrinsic value of the warrants as of March 31, 2024, is $0.

Note 6. Subsequent Events

Management evaluated all events from the date of the balance sheet, which was March 31, 2024 through May 15, 2024 which was the date these financial statements were available to be issue. Based on our evaluation no material events have occurred that require disclosure other than as disclosed below.

On March 27, 2024, the Company delivered a Closing Notice to Triton (the “Second Closing Notice”) for the purchase of 621,590 shares of the Company’s Class B Common Stock to Triton Funds LP, a Delaware limited partnership (“Triton”),. The price of the shares was required to be 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days prior to the closing of the purchase of the shares (the “Triton Closing”), and the Triton Closing was required to occur within five business days after the date that the Triton Shares were received by Triton, in accordance with the Amended and Restated Closing Agreement, dated as of August 1, 2023, between the Company and Triton, as amended by the Amendment to Amended and Restated Closing Agreement, dated as of September 27, 2023, between the Company and Triton, the Second Amendment to Amended and Restated Closing Agreement, dated as of December 30, 2023, between the Company and Triton, and the Third Amendment to Amended and Restated Closing Agreement, dated as of March 29, 2024, between the Company and Triton (as amended, the “Amended and Restated Closing Agreement”). On April 10, 2024, the date of the Triton Closing, the price of the Triton Shares was determined to be $0.34 per share based on the lowest daily volume-weighted average price of the Class B Common Stock during the five business days prior to the Triton Closing. On April 17, 2024, the Company received gross proceeds of $211,341.

In connection with the Triton Closing, pursuant to the engagement letter agreement between the Company and Boustead Securities, LLC (“Boustead”), dated November 29, 2021, and the underwriting agreement between the Company and Boustead, as representative of the underwriters of the Company’s initial public offering, dated February 2, 2023, the Company paid Boustead, as placement agent compensation, a total of $16,907, equal to 7% of the aggregate purchase price and a non-accountable expense allowance equal to 1% of the aggregate purchase price for the Triton Shares. In addition, the Company issued a warrant to Boustead for the purchase of 43,511 shares of Class B Common Stock, equal to 7% of the number of the Triton Shares, with an exercise price of $0.34 per share, equal to the purchase price per share of the Triton Shares (the “Tail Warrant”). The Tail Warrant is exercisable for a period of five years and contains cashless exercise provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our condensed financial statements and should be read in conjunction with such condensed financial statements and notes thereto set forth elsewhere herein.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2024 (the “2023 Annual Report”). If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Overview

Asset Entities is a technology company providing social media marketing and content delivery services across Discord, TikTok, and other social media platforms. We also design, develop and manage servers for communities on Discord. Based on the growth of our Discord servers and social media following, we have developed three categories of services: (1) our Discord investment education and entertainment services, (2) social media and marketing services, and (3) our “AE.360.DDM” brand services. We also offer Ternary v2, a cloud-based subscription management and payment processing solution for Discord communities, which includes a suite of customer relations management tools and Stripe-verified payment processing. All of our services are based on our effective use of Discord as well as other social media including TikTok, X, Instagram, and YouTube.

Our Discord investment education and entertainment service is designed primarily by and for enthusiastic Generation Z, or Gen Z, retail investors, creators and influencers. Gen Z is commonly considered to be people born between 1997 and 2012. Our investment education and entertainment service focuses on stock, real estate, cryptocurrency, and NFT community learning programs designed for the next generation. While we believe that Gen Z will continue to be our primary market, our Discord server offering features education and entertainment content covering real estate investments, which is expected to appeal strongly to older generations as well. Our current combined server user membership is approximately 209,417 as of May 2024.

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

Through Ternary v2, our subscription management and payment processing solution for Discord communities, subscribers can monetize and manage their Discord users. Ternary v2 simplifies the process for our subscribers to sell memberships to their Discord servers on their websites and collect payments through Stripe with daily payouts; add digital products and services and designate purchase options to their Discord servers; customize their user Discord permissions and roles and other Discord settings; and utilize our Discord bot to automatically apply their Discord user settings to authenticate new users, apply customizable permission sets to users, and remove users when their subscription expire. As a Stripe-verified partner through Ternary v2, we can also assist subscribers with integrating other platforms into their Discord servers with open application programming interfaces, further extending our platform’s capabilities.

We believe that we are a leading provider of all of these services, and that demand for all of our services will continue to grow. We expect to experience rapid revenue growth from our services. We believe that we have built a scalable and sustainable business model and that our competitive strengths position us favorably in each aspect of our business.

Our revenue depends on the number of paying subscribers to our Discord servers. During the three months ended March 31, 2024 and 2023, we received revenue from 438 and 382 Asset Entities Discord server paying subscribers, respectively.

Our Historical Performance

The Company had an accumulated deficit of $6,945,219, and $1,869,786 in cash. During the three months ended March 31, 2024 and 2023, we had a net loss of $1,386,904 and $1,071,251, respectively. To date, the Company has financed its operations primarily through capital raises and sales of its services. In April 2024, the Company filed a “shelf” registration statement, which the Company intends to use in connection with one or more new financings. Based on the Company’s existing cash resources and the cash expected to be received from these financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through March 31, 2025 and for at least 12 months beyond that period.  For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Recent Developments

On March 27, 2024, the Company delivered a closing notice (the “Second Closing Notice”) to Triton Funds LP, a Delaware limited partnership (“Triton”), to notify Triton that it was electing to exercise its right to sell Triton 621,590 shares of Class B Common Stock (the “Second Triton Shares”), pursuant to the Amended and Restated Closing Agreement, dated as of August 1, 2023, between the Company and Triton (the “Amended and Restated Closing Agreement”), as amended by the Amendment to Amended and Restated Closing Agreement, dated as of September 27, 2023 (the “First Triton Amendment”), between the Company and Triton, the Second Amendment to Amended and Restated Closing Agreement, dated as of December 30, 2023, between the Company and Triton (the “Second Triton Amendment”), and the Third Amendment to Amended and Restated Closing Agreement (the “Third Triton Amendment”), dated as of March 29, 2024, between the Company and Triton (as amended, the “Amended A&R Closing Agreement”). On April 3, 2024, the Company issued the Second Triton Shares to Triton.

The amount of the Second Triton Shares was equal to the amount that remained unsold by the Company to Triton pursuant to the Registration Statement on Form S-1 (File No. 333-274079) initially filed on August 18, 2023, and declared effective by the SEC on September 6, 2023, to register the offer and resale of up to 885,000 shares of Class B Common Stock issuable to Triton pursuant to the Amended A&R Closing Agreement (the “Triton Registration Statement”). The Company’s first sale pursuant to the Triton Registration Statement was of 263,410 shares of Class B Common Stock in October 2023.

Under the Amended A&R Closing Agreement, the price of each of the Second Triton Shares was required to be set at 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days prior to the closing of Triton’s purchase of the Second Triton Shares (the “Second Triton Closing”). The Second Triton Closing was required to occur within five business days after the delivery of the Second Triton Shares to Triton. On April 10, 2024, the date of the Second Triton Closing, the price of the Second Triton Shares was determined to be $0.34 per share based on the lowest daily volume-weighted average price of the Class B Common Stock during the five business days prior to the Second Triton Closing, which was $0.40 per share. On April 17, 2024, the Company received gross proceeds of $211,341.

In connection with the Second Triton Closing, pursuant to the engagement letter agreement between the Company and Boustead Securities, LLC (“Boustead”), dated November 29, 2021 (the “Boustead Engagement Letter”), and the underwriting agreement between the Company and Boustead, as representative of the underwriters of the Company’s initial public offering, dated February 2, 2023 (the “Underwriting Agreement”), the Company paid Boustead, as placement agent compensation, a total of $16,907, equal to 7% of the aggregate purchase price and a non-accountable expense allowance equal to 1% of the aggregate purchase price for the Second Triton Shares. In addition, the Company issued a warrant to Boustead for the purchase of 43,511 shares of Class B Common Stock, equal to 7% of the number of the Second Triton Shares, with an exercise price of $0.34 per share, equal to the purchase price per share of the Second Triton Shares (the “Second Tail Warrant”). The Second Tail Warrant is exercisable for a period of five years and contains cashless exercise provisions.

For further discussion of the Amended A&R Closing Agreement, see “—Liquidity and Capital Resources – Amended and Restated Closing Agreement”. For further discussion of the Underwriting Agreement and the Boustead Engagement Letter, see “—Liquidity and Capital Resources – Initial Public Offering and Underwriting Agreement” and “—Liquidity and Capital Resources – Engagement Letter with Boustead Securities, LLC”.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

Operations Data	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue	$124,841	$61,135

Operating expenses
Contract labor	127,139	36,581
General and administrative	522,039	345,941
Management compensation	862,567	749,864
Total operating expenses	1,511,745	1,132,386

Loss from operations	(1,386,904)	(1,071,251)

Net loss	(1,386,904)	(1,071,251)

Revenues. Our revenues increased 104% to approximately $0.12 million for the three months ended March 31, 2024 from approximately $0.06 million for the three months ended March 31, 2023. This increase was primarily due to an increase in revenues from the increased number of our Discord server paying subscribers during the three months ended March 31, 2024, including subscribers to our OptionsSwing server in November 2023, compared to such revenues for the three months ended March 31, 2023, which preceded the acquisition of our OptionsSwing server. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 34% to approximately $1.5 million for the three months ended March 31, 2024 from approximately $1.1 million for the three months ended March 31, 2023. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings of approximately $0.3 million and an increase in management compensation costs of approximately $0.1 million for the three months ended March 31, 2024 compared to such costs for the three months ended March 31, 2023.

Loss From Operations. Our loss from operations increased 29% to approximately $1.39 million for the three months ended March 31, 2024 from approximately $1.1 million for the three months ended March 31, 2023. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings of approximately $0.3 million and an increase in management compensation costs of approximately $0.1 for the three months ended March 31, 2024 compared to such costs for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had an accumulated deficit of $6,945,219, and $1,869,786 in cash. During the three months ended March 31, 2024 and 2023, we had a net loss of $1,386,904 and $1,071,251, respectively. To date, we have financed our operations primarily through capital raises and sales of our services. In April 2024, we filed a “shelf” registration statement, which the Company intends to use in connection with one or more new financings. Based on our existing cash resources and the cash expected to be received from these financings, it is expected that we will have sufficient funds to carry out our planned operations through March 31, 2025 and for at least 12 months beyond that period, including our costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(1,042,635)	$(829,946)
Net cash provided by (used in) investing activities	(11,902)	-
Net cash provided by (used in) financing activities	-	6,615,120
Net change in cash	(1,054,537)	5,785,174
Cash at beginning of period	2,924,323	137,177
Cash at end of period	$1,869,786	$5,922,351

Net cash used in operating activities was approximately $1.04 million for the three months ended March 31, 2024, as compared to net cash used in operating activities of approximately $0.82 million for the three months ended March 31, 2023. The increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings of approximately $0.3 million and an increase in management compensation costs of approximately $0.1 for the three months ended March 31, 2024 compared to such costs for the three months ended March 31, 2023.

Net cash provided by financing activities was $0 million for the three months ended March 31, 2024, as compared to approximately $6.62 million for the three months ended March 31, 2023. The change was primarily due to the non-recurrence of proceeds from the Company’s February 2023 initial public offering.

Initial Public Offering and Underwriting Agreement

On February 2, 2023, the Company entered into the Underwriting Agreement with Boustead, as representative of the underwriters named on Schedule 1 thereto, relating to the Company’s initial public offering of 1,500,000 shares of Class B Common Stock (the “IPO Shares”). Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at a purchase price (the “IPO Price”) of $4.65 (93% of the public offering price per share of $5.00, after deducting underwriting discounts and commissions and before deducting a 0.75% non-accountable expense allowance), and one or more warrants to purchase 7% of the aggregate number of shares of Class B Common Stock sold in the initial public offering, at an exercise price equal to 125% of the public offering price, subject to adjustment (the “Representative’s Warrant”).

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

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-267258), as amended, initially filed with the SEC on September 2, 2022, and declared effective by the SEC on February 2, 2023 (the “IPO Registration Statement”), and the final prospectus, dated February 2, 2023 (the “Final IPO Prospectus”), filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act. In addition, a total of 1,500,000 shares of Class B Common Stock were registered for resale by the selling stockholders named in the IPO Registration Statement, and a final prospectus relating to these shares, dated February 2, 2023 (the “Final Resale Prospectus”), was filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(3) of the Securities Act. As stated in the Final Resale Prospectus, any resales of these shares occurred at a fixed price of $5.00 per share until the Class B Common Stock was listed on Nasdaq. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company would not receive any proceeds from the resale of Class B Common Stock by the selling stockholders.

The IPO Registration Statement also registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $1,125,000 for an additional 225,000 shares of Class B Common Stock at the assumed public offering price of $5.00 per share upon full exercise of the underwriters’ over-allotment option; and up to an additional 15,750 shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $98,437.50 at the assumed exercise price of $6.25 per share assuming full exercise of the over-allotment option. The underwriters’ over-allotment option expired unexercised. The Company has not received any proceeds from the exercise of the Representative’s Warrant because it has not been exercised.

On April 4, 2023, Post-Effective Amendment No. 1 to the IPO Registration Statement (the “Post-Effective Amendment”) was filed with the SEC and became effective on April 14, 2023. The Post-Effective Amendment was required to be filed to update the IPO Registration Statement to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023.   The Post-Effective Amendment maintained the effectiveness of the IPO Registration Statement with respect to the sale of shares of common stock issuable upon exercise of the Representative’s Warrant and the resale of the shares of common stock held by the selling stockholders. Updated prospectuses were included with the Post-Effective Amendment.

As stated in the IPO Registration Statement and the Final IPO Prospectus, the Company intended to use the net proceeds from the initial public offering for investment in corporate infrastructure, marketing and promotion of Discord communities, social campaigns, and the Company’s “AE.360.DDM” service, expansion of the Company’s “SiN” service, increasing staff and company personnel, and general working capital, operating, and other corporate expenses. As stated in the Post-Effective Amendment, the Company intended to use any proceeds from the exercise of the Representative’s Warrant for working capital and general corporate purposes.

The following is the Company’s reasonable estimate of the uses of the proceeds from the initial public offering from the date of the closing of the offering on February 7, 2023 through March 31, 2024:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	$0 was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	$4.3 million was used for working capital; and

●	None was used for temporary investments.

As of the date of this report, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of the Company’s directors or officers, any of their associates, any persons owning 10% or more of any class of the Company’s equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and the Company does not expect, any material change in the planned use of proceeds from the initial public offering as described in the IPO Registration Statement and the Final IPO Prospectus or any exercise of the Representative’s Warrant, as described in the Post-Effective Amendment.

Pursuant to the Underwriting Agreement, as of February 3, 2023, we were subject to a lock-up agreement that provided that we may not, without the prior written consent of Boustead, for 12 months, subject to certain exceptions, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, change the terms of, or grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the SEC relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company (other than pursuant to a registration statement on Form S-8 for employee benefit plans); or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company, whether any such transaction described in clause (i), (ii) or (iii) above is to be settled by delivery of shares of capital stock of the Company or such other securities, in cash or otherwise.

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

Engagement Letter with Boustead Securities, LLC

The Boustead Engagement Letter expired on February 7, 2024. Following the expiration of the Boustead Engagement Letter, we must compensate Boustead with a cash fee equal to 7% and non-accountable expense allowance equal to 1% of the gross proceeds received by the Company from the sale of securities in an investment transaction, or up to 10% of the gross proceeds from certain other merger, acquisition, or joint venture, strategic alliance, license, research and development, or other similar transactions, with a party, including any investor in a private placement in which Boustead served as placement agent or in the initial public offering, or who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter, including any Company officers, directors, employees, consultants, advisors, stockholders, members, or partners, for such transactions that occur during the 12-month period following the expiration of the Boustead Engagement Letter, as described further below (the “Tail Rights”).

The Boustead Engagement Letter also provided Boustead a right of first refusal (the “Right of First Refusal”) for two years following the expiration of the Boustead Engagement Letter to act as financial advisor, lead managing underwriter, book runner, placement agent, or to act as joint advisor, managing underwriter, book runner, or placement agent on at least equal economic terms, on any public or private financing (debt or equity), merger, business combination, recapitalization or sale of some or all of the equity or assets of the Company.  In the event that we engage Boustead to provide such services, Boustead will be compensated consistent with the Boustead Engagement Letter, as described below, unless we mutually agree otherwise.

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

Amended and Restated Closing Agreement

Subject to its terms, the Amended A&R Closing Agreement provided that the Company may deliver a closing notice (“Closing Notice”) and issue shares of Class B Common Stock and/or certain other securities to Triton at any time on or before April 30, 2024, pursuant to which Triton was required to purchase such securities with an aggregate gross purchase price of $1,000,000 in the following manner. The price of any shares of Class B Common Stock sold pursuant to the Amended A&R Closing Agreement was required to be set at 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days prior to the closing of the purchase of the shares, and such closing was required to occur within five business days after the date that such shares were received by Triton.

On September 29, 2023, the Company delivered the first Closing Notice (the “First Closing Notice”) for the purchase by Triton of 263,410 shares of Class B Common Stock (the “First Triton Shares”). On October 4, 2023, the First Triton Shares were received by Triton. On October 11, 2023, Triton was required to pay the Company $46,083.53, based on a price per share of $0.26894, equal to 85% of $0.3164, the lowest daily volume-weighted average price of the Class B Common Stock during the five-business-day period ending October 11, 2023, less a $25,000 administrative fee pursuant to the Amended and Restated Closing Agreement, as amended. The Company received payment of this amount on October 13, 2023, less the $25,000 administrative fee.

In connection with the closing pursuant to the First Closing Notice described above, pursuant to the Boustead Engagement Letter and the Underwriting Agreement, the Company paid Boustead a fee of $4,975.85, equal to 7% of the aggregate purchase price, and non-accountable expense allowance of $710.84, equal to 1% of the aggregate purchase price for the First Triton Shares. In addition, the Company issued a warrant to Boustead for the purchase of 18,439 shares of Class B Common Stock, equal to 7% of the number of the First Triton Shares, with an exercise price of $0.26894 per share, equal to the purchase price per share of the First Triton Shares (the “First Tail Warrant”). The First Tail Warrant is exercisable for a period of five years and contains cashless exercise provisions.

Copies of the Amended and Restated Closing Agreement, the First Triton Amendment, the Second Triton Amendment, the Third Triton Amendment, and the form of the First Tail Warrant and Second Tail Warrant are each attached to the Annual Report as Exhibit 10.26, Exhibit 10.27, Exhibit 10.30, Exhibit 10.32, and Exhibit 4.7, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

See “—Recent Developments” for a description of related developments which occurred subsequent to March 31, 2024.

Contractual Obligations

During the three months ended March 31, 2024 and 2023, we had no significant cash requirements for capital expenditures or other cash needs under any contractual or other obligations.

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

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. During the three months ended March 31, 2024 and 2023, there were no intangible asset impairment charges.

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

Advertising Expenses

The Company expenses advertising costs as they incurred. Total advertising expenses were $143,915 and $19,697 for the three months ended March 31, 2024 and 2023, respectively, and have been included as part of general and administrative expenses.

Research and Development

Research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.

The Company incurred research and development expenses of $119,009 and $0 for the three months ended March 31, 2024 and 2023, respectively, and have been included as part of contract labor.

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

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. Revenue under these agreements is recognized over the related service period. As of March 31, 2024 and December 31, 2023, total contract liabilities were $2,031 and $3,445 respectively. Contract liabilities are expected to be recognized as revenue over a period not to exceed twelve (12) months.

Earnings per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying interim financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. The Company would account for the potential dilution from convertible securities using the as-if converted method. The Company accounts for warrants and options using the treasury stock method. As of March 31, 2024, dilutive potential common shares include outstanding warrants.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions and balances. There were no related party transactions except management fees. During the three months ended March 31, 2024 and 2023, the Company paid management fees to their controlling members totaling $862,567 and $749,864, respectively.

Recent Accounting Pronouncements

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds from Registered Securities

On February 2, 2023, the Company entered into the Underwriting Agreement with Boustead, as representative of the underwriters named on Schedule 1 thereto, relating to the Company’s initial public offering of the IPO Shares. Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at the IPO Price as reduced by a 0.75% non-accountable expense allowance, and the Representative’s Warrant.

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

The IPO Registration Statement also registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $1,125,000 for an additional 225,000 shares of Class B Common Stock at the assumed public offering price of $5.00 per share upon full exercise of the underwriters’ over-allotment option; and up to an additional 15,750 shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $98,437.50 at the assumed exercise price of $6.25 per share assuming full exercise of the over-allotment option. The underwriters’ over-allotment option expired unexercised. The Company has not received any proceeds from the exercise of the Representative’s Warrant because it has not been exercised.

On April 4, 2023, the Post-Effective Amendment was filed with the SEC and became effective on April 14, 2023. The Post-Effective Amendment was required to be filed to update the IPO Registration Statement to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023.  The Post-Effective Amendment maintained the effectiveness of the IPO Registration Statement with respect to the sale of shares of common stock issuable upon exercise of the Representative’s Warrant and the resale of the shares of common stock held by the selling stockholders. Updated prospectuses were included with the Post-Effective Amendment.

As stated in the IPO Registration Statement and the Final IPO Prospectus, the Company intended to use the net proceeds from the initial public offering for investment in corporate infrastructure, marketing and promotion of Discord communities, social campaigns, and the Company’s “AE.360.DDM” service, expansion of the Company’s “SiN” service, increasing staff and company personnel, and general working capital, operating, and other corporate expenses. As stated in the Post-Effective Amendment, the Company intended to use any proceeds from the exercise of the Representative’s Warrant for working capital and general corporate purposes.

The following is the Company’s reasonable estimate of the uses of the proceeds from the initial public offering from the date of the closing of the offering on February 7, 2023 through March 31, 2024:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	$0 was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	$4.3 million was used for working capital; and

●	None was used for temporary investments.

As of the date of this report, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of the Company’s directors or officers, any of their associates, any persons owning 10% or more of any class of the Company’s equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and the Company does not expect, any material change in the planned use of proceeds from the initial public offering as described in the IPO Registration Statement and the Final IPO Prospectus or any exercise of the Representative’s Warrant, as described in the Post-Effective Amendment.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2024, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended March 31, 2024 but was not reported, other than as disclosed below. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

On February 22, 2024, we entered into a separate Cancellation and Exchange Agreement, dated as of February 22, 2024, with each of Asset Entities Holdings, LLC, a Texas limited liability company (“AEH”), the holder of 8,385,276 shares of Class A Common Stock; GKDB AE Holdings, LLC, a Texas limited liability company (“GKDB”), the holder of 603,953 units of membership interests in AEH representing approximately 13.2% ownership of AEH; and each of certain holders of an aggregate of 308,073 units of membership interests in GKDB (the “2024 Former GKDB Holders”), representing approximately 51.0% ownership in GKDB (collectively, the “Former GKDB Holder Cancellation Agreements”). In accordance with the Former GKDB Holder Cancellation Agreements, we and AEH agreed to convert 561,585 shares of AEH’s Class A Common Stock into 561,585 shares of Class B Common Stock and transfer such shares to GKDB, in exchange for GKDB’s agreement to cancel and surrender 308,073 of GKDB’s 603,953 units of membership interests in AEH, representing the 2024 Former GKDB Holders’ approximately 51.0% share of GKDB’s total ownership interest in AEH. GKDB in turn agreed to the cancellation of 308,073 of its AEH units and transfer of the 561,585 shares of Class B Common Stock to the 2024 Former GKDB Holders in proportion to their former ownership interests in GKDB, in exchange for the 2024 Former GKDB Holders’ agreement to cancel and surrender all of their units of membership interests in GKDB. The 561,585 shares of Class B Common Stock transferred to the 2024 Former GKDB Holders were derived from the 2024 Former GKDB Holders’ approximately 6.7% nominal indirect interest in AEH’s 8,385,276 shares of Class A Common Stock, which in turn was derived from the 2024 Former GKDB Holders’ approximately 51.0% ownership of GKDB and, in turn, their nominal indirect interest in approximately 51.0% of GKDB’s AEH units, which constituted approximately 13.2% of AEH. The 2024 Former GKDB Holders’ nominal indirect interest in 561,585 of AEH’s 8,385,276 shares of Class A Common Stock was therefore automatically converted into ownership of 561,585 shares of Class B Common Stock upon the conversion and transfer of this number of Class A Common Stock that were held by AEH to the 2024 Former GKDB Holders. Additionally, on February 22, 2024, we entered into a Cancellation and Exchange Agreement, dated as of February 22, 2024, with AEH and a holder of 160,000 units of membership interests in AEH (the “2024 Former AEH Holder”), representing approximately 3.4% ownership in AEH (the “Former AEH Holder Cancellation and Exchange Agreement”). In accordance with this agreement, we and AEH agreed to convert 291,662 shares of AEH’s Class A Common Stock into 291,662 shares of Class B Common Stock and transfer such shares to the 2024 Former AEH Holder in exchange for the 2024 Former AEH Holder’s agreement to cancel and surrender the 2024 Former AEH Holder’s 160,000 units of membership interests in AEH. The 2024 Former AEH Holder’s nominal direct interest in AEH’s 8,385,276 shares of Class A Common Stock was therefore automatically converted into ownership of 291,662 shares of Class B Common Stock upon the conversion and transfer of this number of Class A Common Stock that were held by AEH to the 2024 Former AEH Holder. These share transfers were recorded with the transfer agent as of February 26, 2024. As a result of these transactions, AEH held 7,532,029 shares of Class A Common Stock, the 2024 Former GKDB Holders held a total of 561,585 shares of Class B Common Stock, and the 2024 Former AEH Holder held 291,662 shares of Class B Common Stock.

On the date of this transaction, the managers, officers, or other beneficial owners of the securities of the Company that were held by AEH consisted of Arman Sarkhani, the Company’s Chief Operating Officer; Arshia Sarkhani, the Company’s Chief Executive Officer, President and director; Jackson Fairbanks, the Company’s Director of Socials and former Chief Marketing Officer; Kyle Fairbanks, the Company’s Chief Marketing Officer, Executive Vice-Chairman and director; Matthew Krueger, the Company’s Chief Financial Officer, Treasurer and Secretary; and Michael Gaubert, the Company’s Executive Chairman, General Counsel, and director. Each of them was deemed to beneficially own the shares of Class A Common Stock owned by Asset Entities Holdings, LLC and have shared voting and dispositive powers over its shares.

Derek Dunlop, who was one of the 2024 Former GKDB Holders, is the Company’s Chief Experience Officer. In accordance with the Cancellation and Exchange Agreement among the Company, AEH, GKDB, and Mr. Dunlop, the Company and AEH agreed to convert 122,565 shares of AEH’s Class A Common Stock into 122,565 shares of Class B Common Stock and transfer such shares to GKDB, in exchange for GKDB’s agreement to cancel and surrender 67,237 of GKDB’s 603,953 units of membership interests in AEH, representing Mr. Dunlop’s approximately 11.1% share of GKDB’s total ownership interest in AEH. GKDB in turn agreed to the cancellation of 67,237 of its AEH units and transfer of the 122,565 shares of Class B Common Stock to Mr. Dunlop in proportion to Mr. Dunlop’s former ownership interest in GKDB, in exchange for Mr. Dunlop’s agreement to cancel and surrender all of Mr. Dunlop’s units of membership interests in GKDB. The 122,565 shares of Class B Common Stock transferred to Mr. Dunlop were derived from Mr. Dunlop’s approximately 1.5% nominal indirect interest in AEH’s 8,385,276 shares of Class A Common Stock, which in turn was derived from Mr. Dunlop’s approximately 21.8% of GKDB and, in turn, Mr. Dunlop’s nominal indirect interest in approximately 11.1% of GKDB’s AEH units, which constituted approximately 13.2% of AEH. Mr. Dunlop’s nominal indirect interest in 122,565 of AEH’s 8,385,276 shares of Class A Common Stock was therefore automatically converted into ownership of 122,565 shares of Class B Common Stock upon the conversion and transfer of this number of shares of Class A Common Stock.

Copies of each of the Former GKDB Holder Cancellation Agreements and the Former AEH Holder Cancellation and Exchange Agreement are each attached to this Quarterly Report on Form 10-Q as Exhibit 10.2, Exhibit 10.3, Exhibit 10.4, Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of Asset Entities Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 2, 2022)
3.2	Bylaws of Asset Entities Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 2, 2022)
4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 7, 2023)
4.2	Form of Common Stock Purchase Warrant issuable to Boustead Securities, LLC (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 7, 2023)
10.1	Third Amendment to Amended and Restated Closing Agreement, dated as of March 29, 2024, between Asset Entities Inc. and Triton Funds LP (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed on April 2, 2024)
10.2*	Cancellation and Exchange Agreement, dated as of February 22, 2024, among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, and Derek Dunlop
10.3*	Cancellation and Exchange Agreement, dated as of February 22, 2024, among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, and Brian Fox
10.4*	Cancellation and Exchange Agreement, dated as of February 22, 2024, among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, and Haeley Benavides
10.5*	Cancellation and Exchange Agreement, dated as of February 22, 2024, among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, and John Costacos
10.6*	Cancellation and Exchange Agreement, dated as of February 22, 2024, among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, and Aaron Edwards
10.7*	Cancellation and Exchange Agreement, dated as of February 22, 2024, among Asset Entities Inc., Asset Entities Holdings, LLC, and Atticus Peppas
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2024	ASSET ENTITIES INC.

/s/ Arshia Sarkhani
Name: Arshia Sarkhani
Title: Chief Executive Officer and President
(Principal Executive Officer)

/s/ Matthew Krueger
Name: Matthew Krueger
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)