Form 10-Q
period 2024-06-30
Asset Entities Inc.
filed 2024-08-14
CIK 1920406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

Yes ☐ No ☒

As of August 13, 2024, there were a total of 1,506,406 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding and 1,713,780 shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

ASSET ENTITIES INC.

Quarterly Report on Form 10-Q

 Period Ended June 30, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ASSET ENTITIES INC.

UNAUDITED FINANCIAL STATEMENTS

ASSET ENTITIES INC.

Condensed Balance Sheets

	As of June 30,	As of December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash	$1,926,888	$2,924,323
Prepaid expenses	184,250	38,681
Total Current Assets	2,111,138	2,963,004

Non-Current Assets
Property and equipment, net	25,245	12,825
Intangible asset	309,500	100,000
Total Non-Current Assets	334,745	112,825
TOTAL ASSETS	$2,445,883	$3,075,829

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and credit card liability	$347,107	$150,096
Contract liabilities	1,686	3,445
Total Current Liabilities	348,793	153,541
TOTAL LIABILITIES	348,793	153,541

Commitments and contingencies

Stockholders’ Equity
Preferred Stock; $0.0001 par value, 50,000,000 authorized
Series A Convertible Preferred Stock; $0.0001 par value, $10,000 stated value, 660 designated, 165 and 0 shares issued and outstanding	-	-
Common Stock; $0.0001 par value, 200,000,000 authorized
Class A Common Stock; $0.0001 par value, 2,000,000 authorized, 1,506,406 and 1,677,056 shares issued and outstanding, respectively	151	168
Class B Common Stock; $0.0001 par value, 38,000,000 authorized, 1,559,595 and 1,207,827 shares issued, respectively	156	121
Treasury Stock, at cost: Class B Common Stock - 50,000 shares	(176,876)	(176,876)
Additional paid in capital	10,945,415	8,657,190
Accumulated deficit	(8,671,756)	(5,558,315)
TOTAL STOCKHOLDERS’ EQUITY	2,097,090	2,922,288
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,445,883	$3,075,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$92,966	$74,912	$217,807	$136,047

Operating expenses
Contract labor	121,730	48,083	248,869	84,664
General and administrative	754,963	497,713	1,277,002	843,654
Management compensation	942,810	850,173	1,805,377	1,600,037
Total operating expenses	1,819,503	1,395,969	3,331,248	2,528,355

Loss from operations	(1,726,537)	(1,321,057)	(3,113,441)	(2,392,308)

Net loss	$(1,726,537)	$(1,321,057)	$(3,113,441)	$(2,392,308)

Loss per share of common stock - basic and diluted	$(0.58)	$(0.48)	$(1.07)	$(0.91)

Weighted average number of shares of common stock outstanding - basic and diluted	2,960,126	2,742,530	2,897,504	2,618,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

Condensed Statement of Stockholders’ Equity

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance - December 31, 2023	-	$-	1,677,056	$168	1,207,827	$121	$8,657,190	$(176,876)	$(5,558,315)	$2,922,288

Conversion from Class A to Class B common stock	-	-	(170,650)	(17)	170,650	17	-	-	-	-
Stock Based Compensation	-	-	-	-	-	-	326,871	-	-	326,871
Net loss	-	-	-	-	-	-	-	-	(1,386,904)	(1,386,904)
Balance - March 31, 2024	-	$-	1,506,406	$151	1,378,477	$138	$8,984,061	$(176,876)	$(6,945,219)	$1,862,255

Series A Convertible Preferred stock issued	165	-	-	-	-	-	1,345,000	-	-	1,345,000
Class B common stock subscription proceeds received, net	-	-	-	-	124,318	12	194,422	-	-	194,434
Class B Common stock issued for restricted stock awards	-	-	-	-	51,800	5	412,433	-	-	412,438
Class B Common stock issued for purchase of intangible asset	-	-	-	-	5,000	1	9,499	-	-	9,500
Net loss	-	-	-	-	-	-	-	-	(1,726,537)	(1,726,537)
Balance - June 30, 2024	165	$-	1,506,406	$151	1,559,595	$156	$10,945,415	$(176,876)	$(8,671,756)	$2,097,090

ASSET ENTITIES INC.

Condensed Statement of Stockholders’ Equity

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance - December 31, 2022	-	$-	1,677,056	$168	472,946	$47	$780,686	$-	$(627,118)	$153,783

Class B common stock and warrant issued	-	-	-	-	300,000	30	6,540,463	-	-	6,540,493
Class B Common stock issued for restricted stock awards	-	-	-	-	282,200	28	200,182	-	-	200,210
Net loss	-	-	-	-	-	-	-		(1,071,251)	(1,071,251)
Balance - March 31, 2023	-	$-	1,677,056	$168	1,055,146	$105	$7,521,331	$-	$(1,698,369)	$5,823,235

Class B Common stock issued for restricted stock awards	-	-	-	-	20,000	2	403,713	-	-	403,715
Net loss	-	-	-	-	-	-	-	-	(1,321,057)	(1,321,057)
Balance - June 30, 2023	-	$-	1,677,056	$168	1,075,146	$107	$7,925,044	$-	$(3,019,426)	$4,905,893

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,113,441)	$(2,392,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	739,309	603,925
Depreciation and amortization	2,341	-
Changes in operating assets and liabilities:
Prepaid expenses	(145,569)	(71,096)
Accounts payable and accrued expenses	197,011	(126,792)
Contract liabilities	(1,759)	20,226
Net cash used in operating activities	(2,322,108)	(1,966,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(14,761)	-
Purchase of intangible asset	(200,000)	-
Net cash used in investing activities	(214,761)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Series A Convertible Preferred stock issued	1,345,000	-
Class B common stock subscription proceeds received, net	194,434	6,845,050
Net cash provided by financing activities	1,539,434	6,845,050

Net change in cash	(997,435)	4,879,005
Cash at beginning of period	2,924,323	137,177
Cash at end of period	$1,926,888	$5,016,182

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Class A to Class B common stock	$17	$-
Class B Common stock issued for purchase of intangible asset	$9,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2024

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

Reverse Stock Split

On June 27, 2024, the Company filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes with the Secretary of State of the State of Nevada authorizing a 1-for-5 reverse stock split of the Company’s issued and outstanding shares of Class A Common Stock, $0.0001 par value per share, and Class B Common Stock, $0.0001 par value per share. The reverse stock split became effective on July 1, 2024.

Prior to the reverse stock split, the Company was authorized to issue 200,000,000 shares of common stock, consisting of 10,000,000 shares of Class A Common Stock and 190,000,000 shares of Class B Common Stock. As a result of the reverse stock split, the Company will be authorized to issue 40,000,000 shares of common stock, consisting of 2,000,000 shares of Class A Common Stock and 38,000,000 shares of Class B Common Stock.

All share and per share information in these financial statements retroactively reflect this reverse stock split.

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

Liquidity

The Company had an accumulated deficit of $8,671,756 as of June 30, 2024, cash of $1,926,888 as of June 30, 2024, and a net loss of $3,113,441 for the six months ended June 30, 2024 On May 24, 2024, the Company entered into a securities purchase agreement with an investor for the issuance and sale of up to 330 shares of the Company’s newly designated Series A Convertible Preferred Stock for maximum gross proceeds of $3,000,000. Based on the Company’s existing cash resources and the cash expected to be received from these financings, management believes that the Company will have sufficient funds to carry out the Company’s planned operations for at least the next 12 months from the issuance date of the accompanying interim financial statements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2023, contained in the Company’s Form 10-K filed on April 2, 2024.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at June 30, 2024 and December 31, 2023.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2024, was approximately $1.64 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

The Company did not have any Building, Machinery and Equipment, and Vehicle as of June 30, 2024.

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

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. During the six months ended June 30, 2024 and 2023, there were no intangible asset impairment charges.

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

The Company’s financial instruments, including cash, prepaid expense and contract liabilities, other current liabilities are carried at historical cost. At June 30, 2024 and December 31, 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Advertising Expenses

The Company expenses advertising costs as they incurred. Total advertising expenses were $284,886 and 170,371 for the six months ended June 30, 2024 and 2023, respectively, and have been included as part of general and administrative expenses.

Research and Development

Research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.

The Company incurred research and development expenses of $238,739 and $0 for the six months ended June 30, 2024 and 2023, respectively, and have been included as part of contract labor.

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

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. Revenue under these agreements is recognized over the related service period. As of June 30, 2024 and December 31, 2023, total contract liabilities were $1,686 and $3,445 respectively. Contract liabilities are expected to be recognized as revenue over a period not to exceed twelve (12) months.

Changes in contract liabilities for the six months ended June 30, 2024 are as follows:

June 30,
2024
Balance, December 31, 2023	$3,445
Deferral of revenue	-
Recognition of revenue	(1,759)
Balance, June 30, 2024	$1,686

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

For the three months ended June 30, 2024, warrants representing 71,002 shares of common stock equivalents were excluded from the computation from diluted net loss per share as the result was anti-dilutive.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions and balances. There were no related party transactions except management fees. During the six months ended June 30, 2024 and 2023, the Company paid management fees to their controlling members totaling $1,805,377 and $1,600,037, respectively.

Recent Accounting Pronouncements

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its interim financial statements.

Note 3. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Office equipment	$28,320	$13,559
Accumulated depreciation	(3,075)	(734)
	$25,245	$12,825

During the six months ended June 30, 2024 and 2023, the Company recorded depreciation of $2,341 and $0, respectively.

Note 4. Intangible Assets

Intangible assets consist of the following:

	June 30,	December 31,
	2024	2023
Purchased software	$309,500	$100,000
Less: Impairment	-	-
	$309,500	$100,000

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

On June 27, 2024, the Company filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes with the Secretary of State of the State of Nevada authorizing a 1-for-5 reverse stock split of the Company’s issued and outstanding shares of class A common stock and class B common stock. As a result of the Reverse Stock Split, the Company will be authorized to issue 40,000,000 shares of common stock, consisting of 2,000,000 shares of Class A Common Stock and 38,000,000 shares of Class B Common Stock.

Preferred Stock

The Company shall have the authority to issue the shares of Preferred Stock in one or more series with such rights, preferences and designations as determined by the Board of Directors of the Company.

Series A Convertible Preferred Stock

On May 24, 2024, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada designating 660 shares of the Company’s Preferred Stock, $0.0001 par value per share, as “Series A Convertible Preferred Stock,” and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Series A Preferred Stock. Each share of Series A Preferred Stock has an initial stated value (“Stated Value”) of $10,000 per share.

The Series A Preferred Stock, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all capital stock of the Company unless the holders of the majority of the outstanding shares of Series A Preferred Stock consent to the creation of other capital stock of the Company that is senior or equal in rank to the Series A Preferred Stock.

Holders of Series A Preferred Stock will be entitled to receive cumulative dividends, in shares of Class B Common Stock or cash on the Stated Value at an annual rate of 6% (which will increase to 12% if a Triggering Event (as defined in the Certificate of Designation) occurs. Dividends will be payable upon conversion of the Series A Preferred Stock or upon any redemption.

Holders of Series A Preferred Stock will be entitled to convert shares of Series A Preferred Stock into a number of shares of Class B Common Stock determined by dividing the Stated Value (plus any accrued but unpaid dividends and other amounts due, unless paid by the Company in cash) by the conversion price of the Series A Preferred Stock (the “Conversion Price”). The initial Conversion Price is $0.75, subject to adjustment including adjustments due to full-ratchet anti-dilution provisions. Holders may elect to convert shares of Series A Preferred Stock to Class B Common Stock at an alternate Conversion Price equal to 85% (or 70% if the Company’s Class B Common Stock is suspended from trading on or delisted from a principal trading market or upon occurrence of a Triggering Event) of the average lowest daily volume weighed average price of the Class B Common Stock during the Alternate Conversion Measuring Period (as defined in the Certificate of Designation).

Securities Purchase Agreement

On May 24, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an investor (the “Investor”) for the issuance and sale of up to 330 shares of the Company’s newly designated Series A Convertible Preferred Stock, $0.0001 par value per share (“Series A Preferred Stock”), for maximum gross proceeds of $3,000,000. Pursuant to the Purchase Agreement, the Company is required to issue and sell 165 shares of Series A Preferred Stock at each of two closings subject to the satisfaction of the terms and conditions for each closing. The first closing (the “First Closing”) occurred on May 24, 2024 for the issuance and sale of 165 shares of Series A Preferred Stock for gross proceeds of $1,500,000. The second closing (the “Second Closing”), for the issuance and sale of 165 shares of Series A Preferred Stock for gross proceeds of $1,500,000, will occur on the first business day on which the conditions specified in the Purchase Agreement for the Second Closing are satisfied or waived, including the filing and effectiveness of the Registration Statement and the effectiveness of the Stockholder Consent. In addition, the Company issued a warrant to Boustead for the purchase of 30,800 shares of Class B Common Stock with an exercise price of $3.75 per share. The warrant is exercisable for a period of five years and contains cashless exercise provisions. The Company received $1,345,000, net of offering cost of $155,000.

Class A Common Stock

Each share of Class A Common Stock entitles the holder to ten (10) votes, in person or proxy, on any matter on which an action of the stockholders of the Company is sought and is convertible by the holder into one (1) share of Class B Common Stock.

As part of a share conversion in March 2022, the Company converted the 97.56% membership interest to 1,951,200 shares of Class A Common Stock of the Company. The Company has reflected this conversion for all periods presented.

The Company had 1,506,406 and 1,677,056 shares of Class A Common Stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

Class B Common Stock

Each share of Class B Common Stock entitles the holder to one (1) vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

The Company had 1,559,595 and 1,207,827 shares of Class B Common Stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

Six months ended June 30, 2024

During the six months ended June 30, 2024, the Company issued Class B common stock as follows:

●	170,650 shares of Class A common stock were converted into 170,650 shares of Class B common stock.

●	124,318 shares of Class B common stock for cash of $194,433, net (Triton Purchase agreement).

●	51,800 shares of Class B common stock for restricted stock awards valued at $95,342.

●	5,000 shares of Class B common stock for purchase of intangible asset valued at $9,500

Treasury Stock

During the year ended December 31, 2023, the Company repurchased 50,000 shares of Class B Common stock at $176,876 and recorded as treasury stock as of June 30, 2024 and December 31, 2023.

Triton Purchase Agreement

On June 30, 2023, the Company, entered into a Closing Agreement (the “Closing Agreement”) with Triton. Under the Closing Agreement, the Company agreed to sell to Triton shares of class B common stock, $0.0001 par value per share, of the Company (the “Class B Common Stock”), having a total value, as determined under the Closing Agreement, of $1,000,000.

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

On March 27, 2024, the Company delivered a Closing Notice to Triton (the “Second Closing Notice”) for the purchase of 124,318 shares of the Company’s Class B Common Stock to Triton Funds LP, a Delaware limited partnership (“Triton”). The price of the shares was required to be 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days prior to the closing of the purchase of the shares (the “Triton Closing”), and the Triton Closing was required to occur within five business days after the date that the Triton Shares were received by Triton, in accordance with the Amended and Restated Closing Agreement, dated as of August 1, 2023, between the Company and Triton, as amended by the Amendment to Amended and Restated Closing Agreement, dated as of September 27, 2023, between the Company and Triton, the Second Amendment to Amended and Restated Closing Agreement, dated as of December 30, 2023, between the Company and Triton, and the Third Amendment to Amended and Restated Closing Agreement, dated as of March 29, 2024, between the Company and Triton (as amended, the “Amended and Restated Closing Agreement”). On April 10, 2024, the date of the Triton Closing, the price of the Triton Shares was determined to be $1.70 per share based on the lowest daily volume-weighted average price of the Class B Common Stock during the five business days prior to the Triton Closing.

In connection with the Triton Closing, pursuant to the Boustead Engagement Letter and the Underwriting Agreement, the Company paid Boustead, as placement agent compensation, a total of $16,907, equal to 7% of the aggregate purchase price and a non-accountable expense allowance equal to 1% of the aggregate purchase price for the Triton Shares. In addition, the Company issued a warrant to Boustead for the purchase of 8,702 shares of Class B Common Stock, equal to 7% of the number of the Triton Shares, with an exercise price of $1.70 per share, equal to the purchase price per share of the Triton Shares (the “Tail Warrant”). The Tail Warrant is exercisable for a period of five years and contains cashless exercise provisions.

2022 Equity Incentive Plan

The maximum number of shares of Class B Common Stock that may be issued pursuant to awards granted under the 2022 Plan is 550,000 shares. Awards that may be granted include: (a) Incentive Stock Options, or ISO, (b) Non-statutory Stock Options, (c) Stock Appreciation Rights, (d) Restricted Stock, the Restricted Stock Units, or RSUs, (f) Stock granted as a bonus or in lieu of another award, and (g) Performance Awards. These awards offer us and our shareholders the possibility of future value, depending on the long-term price appreciation of our Class B Common Stock and the award holder’s continuing service with us.

The RSA shares to directors vest quarterly for one year from the date of grantee’s appointment as a director. The RSA shares to officers vest annually over three years from the grant date. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $739,309 and $603,925, respectively. As of June 30, 2024, 204,316 RSA shares have vested.

As of June 30, 2024, there was $1,839,331 of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.64 years.

Warrant

A summary of activity during the six months ended June 30, 2024, follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, December 31, 2023	31,500	$31.25	3.97
Granted	39,502	3.30	5.00
Expired	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2024	71,002	$15.70	4.11

All the outstanding warrants are exercisable as of June 30, 2024. The intrinsic value of the warrants as of June 30, 2024, is $1,566.

Note 6. Subsequent Events

Management evaluated all events from the date of the balance sheet, which was June 30, 2024 through August 14, 2024 which was the date these financial statements were available to be issue. Based on our evaluation no material events have occurred that require disclosure other than as disclosed below.

The Second Closing, for the issuance and sale of 165 shares of Series A Preferred Stock for gross proceeds of $1,500,000, occurred on July 29, 2024, which was the first business day on which the conditions specified in the Purchase Agreement for the Second Closing were satisfied or waived.

On the date of the Second Closing, the Company was required to issue a warrant to Boustead Securities, LLC for the purchase of 30,800 shares of Class B Common Stock, equal to 7% of the number of shares of Class B Common Stock that may be issued upon conversion of the shares of Series A Preferred Stock sold at the Second Closing at the initial Conversion Price of $3.75 per share, subject to the Exchange Limitation before the effectiveness of the Stockholder Approval (the “Fourth Tail Warrant”). The Fourth Tail Warrant has an exercise price of $3.75 per share.

On July 30, 2024, Boustead’s rights to the Fourth Tail Warrant were assigned to an assignee. The Fourth Tail Warrant was consequently cancelled and a new warrant was issued to the assignee.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” the “Company,” “Asset Entities,” and “our company” are to Asset Entities Inc., a Nevada corporation. “Common stock” refers to the Company’s Common Stock, $0.0001 par value per share. “Class A Common Stock” refers to the Company’s Class A Common Stock, $0.0001 par value per share. “Class B Common Stock” refers to the Company’s Class B Common Stock, $0.0001 par value per share. “Preferred stock” refers to the Company’s Preferred Stock, $0.0001 par value per share. “Series A Preferred Stock” refers to the Company’s Series A Convertible Preferred Stock, $0.0001 par value per share.

Reverse Stock Split

Unless otherwise noted, the share and per share information in this report have been adjusted to give effect to the one-for-five (1-for-5) reverse stock split of each of the Company’s authorized and issued and outstanding Class A Common Stock and the Company’s authorized and issued and outstanding Class B Common Stock, which became effective as of 5:00 p.m. Eastern Time on July 1, 2024 (the “Reverse Stock Split”).

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

Our Discord investment education and entertainment service is designed primarily by and for enthusiastic Generation Z, or Gen Z, retail investors, creators and influencers. Gen Z is commonly considered to be people born between 1997 and 2012. Our investment education and entertainment service focuses on stock, real estate, cryptocurrency, and NFT community learning programs designed for the next generation. While we believe that Gen Z will continue to be our primary market, our Discord server offering features education and entertainment content covering real estate investments, which is expected to appeal strongly to older generations as well. Our current combined server user membership is approximately 212,000 as of August 2024.

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

Through Ternary v2, our subscription management and payment processing solution for Discord communities, subscribers can monetize and manage their Discord users. Ternary v2 simplifies the process for our subscribers to: (i) sell memberships to their Discord servers on their websites and collect payments through Stripe with daily payouts; (ii) add digital products and services and designate purchase options to their Discord servers; (iii) customize their user Discord permissions and roles and other Discord settings; and (iv) utilize our Discord bot to automatically apply their Discord user settings to authenticate new users, apply customizable permission sets to users, and remove users when their subscriptions expire. As a Stripe-verified partner through Ternary v2, we can also assist subscribers with integrating other platforms into their Discord servers with open application programming interfaces, further extending our platform’s capabilities.

We believe that we are a leading provider of all of these services, and that demand for all of our services will continue to grow. We expect to experience rapid revenue growth from our services. We believe that we have built a scalable and sustainable business model and that our competitive strengths position us favorably in each aspect of our business.

Our revenue depends on the number of paying subscribers to our Discord servers. During the three months ended June 30, 2024 and 2023, we received revenue from 1,238 and 348 Asset Entities Discord server paying subscribers, respectively.

Our Historical Performance

As of June 30, 2024, the Company had an accumulated deficit of $8,671,756 and cash balance of $1,926,888. During the three months ended June 30, 2024 and 2023, we had a net loss of $1,726,537 and $1,321,057, respectively. To date, the Company has financed its operations primarily through capital raises and sales of its services. In April 2024, the Company filed a “shelf” registration statement, which the Company intends to use in connection with one or more new financings. In May 2024, the Company completed the first of a two-part private placement of its Series A Preferred Stock for gross proceeds of $1.5 million, and in July 2024, the Company completed the second part of the private placement for an additional $1.5 million in gross proceeds. Based on the Company’s existing cash resources and the cash expected to be received from new financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through June 30, 2025 and for at least 12 months beyond that period. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	present three years, instead of two years, of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	comply with certain greenhouse gas emissions disclosure and related third-party assurance requirements;

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

Recent Developments

Second Closing of Private Placement with Ionic Ventures, LLC

Under a Securities Purchase Agreement, dated as of May 24, 2024, as amended by a First Amendment to Securities Purchase Agreement, dated as of June 13, 2024 (as amended, the “Ionic Purchase Agreement”), between the Company and Ionic Ventures, LLC, a California limited liability company (“Ionic”), the Company agreed to the issuance and sale of up to 330 shares of the Company’s newly designated Series A Convertible Preferred Stock, $0.0001 par value per share, for maximum gross proceeds of $3,000,000. The shares of the Series A Preferred Stock are convertible into shares of Class B Common Stock. Pursuant to the Ionic Purchase Agreement, the Company is required to issue and sell 165 shares of Series A Preferred Stock at each of two closings subject to the satisfaction of the terms and conditions for each closing. The second closing (the “Second Closing”), for the issuance and sale of 165 shares of Series A Preferred Stock for gross proceeds of $1,500,000, occurred on July 29, 2024, which was the first business day on which the conditions specified in the Ionic Purchase Agreement for the Second Closing were satisfied or waived.

In connection with each closing under the Ionic Purchase Agreement, pursuant to the Boustead Engagement Letter (as defined in “—Liquidity and Capital Resources – Initial Public Offering and Underwriting Agreement”) and the Underwriting Agreement (as defined in “—Liquidity and Capital Resources – Initial Public Offering and Underwriting Agreement”), the Company was required to pay Boustead Securities, LLC, a registered broker-dealer (“Boustead”), a fee equal to 7% of the aggregate purchase price and a non-accountable expense allowance equal to 1% of the aggregate purchase price for the Series A Preferred Stock. On the date of the Second Closing, we therefore paid Boustead a total amount of $120,000. In addition, on the date of the Second Closing, the Company was required to issue a warrant to Boustead for the purchase of 30,800 shares of Class B Common Stock, equal to 7% of the number of shares of Class B Common Stock that may be issued upon conversion of the shares of Series A Preferred Stock sold at the Second Closing at the initial Conversion Price of $3.75 per share (the “Fourth Tail Warrant”). The Fourth Tail Warrant has an exercise price of $3.75 per share. Notwithstanding certain provisions in the Boustead Engagement Letter, the Fourth Tail Warrant will not contain piggyback registration rights and will not contain anti-dilution provisions for future stock issuances, etc., at a price or at prices below the exercise price per share, or provide for automatic exercise immediately prior to expiration. The Fourth Tail Warrant may be deemed to be compensation by the Financial Industry Regulatory Authority, Inc. (“FINRA”), and may be subject to limits on exercise under FINRA rules.

On July 30, 2024, Boustead’s rights to the Fourth Tail Warrant were assigned to an assignee. The Fourth Tail Warrant was consequently cancelled and a new warrant (the “Assigned Fourth Tail Warrant”) was issued to the assignee.

The Assigned Fourth Tail Warrant is filed as Exhibit 4.1 to this report, and the description above is qualified in its entirety by reference to the full text of such exhibit.

See “—Liquidity and Capital Resources – First Closing of Private Placement with Ionic Ventures, LLC”.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

	Three Months Ended
Operations Data	June 30, 2024	June 30, 2023
Revenues	$92,966	$74,912

Operating expenses
Contract labor	121,730	48,083
General and administrative	754,963	497,713
Management compensation	942,810	850,173
Total operating expenses	1,819,503	1,395,969

Loss from operations	(1,726,537)	(1,321,057)

Net loss	(1,726,537)	(1,321,057)

Revenues. Our revenues increased 24.1% to approximately $0.09 million for the three months ended June 30, 2024 from approximately $0.07 million for the three months ended June 30, 2023. This increase was primarily due to an increase in revenues from the increased number of our Discord server paying subscribers during the three months ended June 30, 2024, including subscribers to our OptionsSwing server in November 2023, compared to such revenues for the three months ended June 30, 2023, which preceded the acquisition of our OptionsSwing server. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 30.3% to approximately $1.8 million for the three months ended June 30, 2024 from approximately $1.4 million for the three months ended June 30, 2023. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings of approximately $0.3 million and an increase in management compensation costs of approximately $0.1 million for the three months ended June 30, 2024, compared to such costs for the three months ended June 30, 2023.

Loss From Operations. Our loss from operations increased 30.7% to approximately $1.7 million for the three months ended June 30, 2024 from approximately $1.3 million for the three months ended June 30, 2023. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings of approximately $0.3 million and an increase in management compensation costs of approximately $0.1 for the three months ended June 30, 2024, compared to such costs for the three months ended June 30, 2023.

Comparison of Six Months Ended June 30, 2024 and 2023

	Six Months Ended
Operations Data	June 30, 2024	June 30, 2023
Revenues	$217,807	$136,047

Operating expenses
Contract labor	248,869	84,664
General and administrative	1,277,002	843,654
Management compensation	1,805,377	1,600,037
Total operating expenses	3,331,248	2,528,355

Loss from operations	(3,113,441)	(2,392,308)

Net loss	(3,113,441)	(2,392,308)

Revenues. Our revenues increased 60.1% to approximately $0.2 million for the six months ended June 30, 2024 from approximately $0.1 million for the six months ended June 30, 2023. This increase was primarily due to an increase in revenues from the increased number of our Discord server paying subscribers during the six months ended June 30, 2024, including subscribers to our OptionsSwing server in November 2023, compared to such revenues for the six months ended June 30, 2023, which preceded the acquisition of our OptionsSwing server. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 31.8% to approximately $3.3 million for the six months ended June 30, 2024 from approximately $2.5 million for the six months ended June 30, 2023. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings of approximately $0.5 million and an increase in management compensation costs of approximately $0.2 million for the six months ended June 30, 2024, compared to such costs for the six months ended June 30, 2023.

Loss From Operations. Our loss from operations increased 30.1% to approximately $3.1 million for the six months ended June 30, 2024 from approximately $2.4 million for the six months ended June 30, 2023. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings of approximately $0.5 million and an increase in management compensation costs of approximately $0.2 for the six months ended June 30, 2024, compared to such costs for the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had an accumulated deficit of $8,671,756. During the six months ended June 30, 2024 and 2023, we had a net loss of $3,113,441 and $2,392,308, respectively. To date, we have financed our operations primarily through capital raises and sales of our services. In April 2024, we filed a “shelf” registration statement, which the Company intends to use in connection with one or more new financings. In May 2024, the Company completed the first of a two-part private placement of its Series A Preferred Stock for gross proceeds of $1.5 million, and in July 2024, the Company completed the second part of the private placement for an additional $1.5 million in gross proceeds. Based on our existing cash resources and the cash expected to be received from new financings, it is expected that we will have sufficient funds to carry out our planned operations through June 30, 2025 and for at least 12 months beyond that period, including our costs associated with being a public reporting company. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$(2,322,108)	$(1,966,045)
Net cash provided by (used in) investing activities	(214,761)	-
Net cash provided by (used in) financing activities	1,539,434	6,845,050
Net change in cash	(997,435)	4,879,005
Cash at beginning of period	2,924,323	137,177
Cash at end of period	$1,926,888	$5,016,182

Net cash used in operating activities was approximately $2.3 million for the six months ended June 30, 2024, as compared to net cash used in operating activities of approximately $2.0 million for the six months ended June 30, 2023. This increase was primarily due to an increase in net loss of approximately $0.7 million, offset by an increase in stock grants to certain recipients under the Asset Entities Inc. 2022 Equity Incentive Plan valued at approximately $0.7 million and an increase in accounts payable and accrued expenses for outstanding legal services fees and credit card payments to contractors of approximately $0.3 million compared to such costs for the six months ended June 30, 2023.

Net cash provided used in investing activities was approximately $0.2 million for the six months ended June 30, 2024, as compared to none for the six months ended June 30, 2023. This change was primarily due to the purchases of an intangible asset and property and equipment totaling approximately $0.2 million during the six months ended June 30, 2024 compared to no such purchases for the six months ended June 30, 2023.

Net cash provided by financing activities was approximately $1.5 million for the six months ended June 30, 2024, as compared to approximately $6.8 million net cash provided by financing activities for the six months ended June 30, 2023. This change was primarily due to the reduced amount of proceeds from the Company’s private placements during the six months ended June 30, 2024 compared to the proceeds received from its February 2023 initial public offering.

Initial Public Offering and Underwriting Agreement

On February 2, 2023, the Company entered into the Underwriting Agreement between the Company and Boustead Securities, LLC, as representative of the underwriters named on Schedule 1 thereto (the “Underwriting Agreement”), relating to the Company’s initial public offering of 1,500,000 shares of Class B Common Stock (the “IPO Shares”). Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at a purchase price (the “IPO Price”) of $23.25 (93% of the public offering price per share of $25.00, after deducting underwriting discounts and commissions and before deducting a 0.75% non-accountable expense allowance), and one or more warrants to purchase 7% of the aggregate number of shares of Class B Common Stock sold in the initial public offering, at an exercise price equal to 125% of the public offering price, subject to adjustment (the “Representative’s Warrant”).

On February 3, 2023, the IPO Shares and 300,000 outstanding shares of Class B Common Stock that were registered for resale as described below were listed and commenced trading on The Nasdaq Capital Market tier of Nasdaq.

The closing of the initial public offering took place on February 7, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $7,500,000. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $6.6 million. The Company also issued Boustead the Representative’s Warrant exercisable for the purchase of 21,000 shares of Class B Common Stock at an exercise price of $31.25 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for five years following the date of issuance.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-267258), as amended, initially filed with the SEC on September 2, 2022, and declared effective by the SEC on February 2, 2023 (the “IPO Registration Statement”), and the final prospectus, dated February 2, 2023 (the “Final IPO Prospectus”), filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act. In addition, a total of 300,000 shares of Class B Common Stock were registered for resale by the selling stockholders named in the IPO Registration Statement, and a final prospectus relating to these shares, dated February 2, 2023 (the “Final Resale Prospectus”), was filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(3) of the Securities Act. Any resales of these shares occurred at a fixed price of $25.00 per share until the Class B Common Stock was listed on Nasdaq. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company will not receive any proceeds from the resale of Class B Common Stock by the selling stockholders.

The IPO Registration Statement also registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $1,125,000 for an additional 45,000 shares of Class B Common Stock at the assumed public offering price of $25.00 per share upon full exercise of the underwriters’ over-allotment option; and up to an additional 3,150 shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $98,437.50 at the assumed exercise price of $31.25 per share assuming full exercise of the over-allotment option. The underwriters’ over-allotment option expired unexercised. The Company has not received any proceeds from the exercise of the Representative’s Warrant because it has not been exercised.

On April 4, 2023, Post-Effective Amendment No. 1 to the IPO Registration Statement (the “Post-Effective Amendment”) was filed with the SEC and became effective on April 14, 2023. The Post-Effective Amendment was required to be filed to update the IPO Registration Statement to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023.   The Post-Effective Amendment maintained the effectiveness of the IPO Registration Statement with respect to the sale of shares of common stock issuable upon exercise of the Representative’s Warrant and the resale of the shares of common stock held by the selling stockholders. Updated prospectuses were included with the Post-Effective Amendment. The Post-Effective Amendment also incorporates by reference all documents subsequently filed by the Company pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Exchange Act, prior to the termination of the offering described in the prospectuses included with the Post-Effective Amendment.

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

The following is the Company’s reasonable estimate of the uses of the proceeds from the initial public offering from the date of the closing of the offering on February 7, 2023 through June 30, 2024:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	None was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	Approximately $5.1 million was used for working capital; and

●	None was used for temporary investments.

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

The Underwriting Agreement contains other customary representations, warranties and covenants by the Company, customary conditions to closing, indemnification obligations of the Company and Boustead, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties. The Underwriting Agreement also provided that the engagement letter agreement between the Company and Boustead, dated November 29, 2021 (the “Boustead Engagement Letter”), will remain in full force and effect.

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

Private Placements with Triton Funds LP

Under a Closing Agreement, dated as of June 30, 2023 (the “Triton Closing Agreement”), between the Company and Triton Funds LP, a Delaware limited partnership (“Triton”), the Company agreed to sell to Triton, at its option, shares of Class B Common Stock having an aggregate value of $1,000,000 (“Triton Shares”), pursuant to a registration statement to be filed and made effective for the resale of the Triton Shares. Subject to the terms of the Triton Closing Agreement, the Company was provided a right to deliver a closing notice (the “Triton Closing Notice”) and issue the Triton Shares to Triton at any time before September 30, 2023, pursuant to which Triton had agreed to purchase the Triton Shares for $1,000,000 before deducting a $25,000 administrative fee. The price of each of the Triton Shares was agreed to be 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days prior to the closing of the purchase of the Triton Shares (the “Triton Closing”). The Triton Closing was required to occur within five business days after the Triton Shares were received by Triton. Triton’s obligation to purchase the Triton Shares was conditioned on the effectiveness of a registration statement covering the resale of the Triton Shares and Triton’s ownership not exceeding 9.99% of the Class B Common Stock outstanding as of June 30, 2023.

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

Under an Amended and Restated Closing Agreement, dated as of August 1, 2023, between the Company and Triton (the “Triton Amended and Restated Closing Agreement”), the Closing Agreement was amended and restated to provide that, subject to its terms and conditions, the Company may deliver a Triton Closing Notice and issue certain securities to Triton at any time on or before September 30, 2023, pursuant to which Triton would be required to purchase such securities of the Company with an aggregate gross purchase price of $1,000,000 in the following manner. Upon delivery of a Triton Closing Notice and the issuance and delivery of securities as described below, Triton would purchase Triton Shares in an amount equal to up to 9.99% of the outstanding shares of Class B Common Stock following such purchase, pre-funded warrants (“Triton Pre-Funded Warrants” and together with Triton Shares, “Triton Securities”) that may be exercised to purchase an amount of newly-issued shares of Class B Common Stock (“Triton Warrant Shares”), or both Triton Shares and Triton Pre-Funded Warrants, such that the aggregate price of the Triton Shares and the Triton Pre-Funded Warrants together with the exercise price to be paid upon full exercise of the Triton Pre-Funded Warrants was required to equal a total gross purchase price of $1,000,000. Any proceeds under the Triton Amended and Restated Closing Agreement must be reduced by a $25,000 administrative fee. The Triton Amended and Restated Closing Agreement also provided that it would expire either upon the date that Triton paid the required purchase price after receiving a Triton Closing Notice, or September 30, 2023. The terms of the price of the Triton Securities and the required date of the Triton Closing were not amended, except that if Triton elected to purchase Triton Pre-Funded Warrants in lieu of Triton Shares, then the purchase price per Triton Pre-Funded Warrant acquired would be reduced by $0.01 with such $0.01 being the exercise price of the Triton Pre-Funded Warrant.

The Triton Amended and Restated Closing Agreement provided that Triton’s obligation to purchase the Triton Securities was subject to certain conditions. These conditions included the filing and effectiveness of the required registration statement for the resale of the Triton Securities. In addition, the Class B Common Stock was required to remain listed on The Nasdaq Capital Market tier of Nasdaq, and the issuance of the Triton Securities was required to not violate any requirements of Nasdaq. Triton’s purchase requirement was also subject to provisions that prevented Triton from acquiring shares of Class B Common Stock at the time of any sale of the Triton Securities or exercise of the Triton Pre-Funded Warrants that would result in the number of shares beneficially owned by Triton and its affiliates exceeding 9.99% of the total number of shares of Class B Common Stock outstanding immediately after giving effect to the issuance of the shares under the Triton Amended and Restated Closing Agreement or the Triton Pre-Funded Warrants (the “Triton Beneficial Ownership Limitation”). The Triton Amended and Restated Closing Agreement provided for the issuance of the Triton Pre-Funded Warrants in lieu of issuance of some or all the Triton Shares, with an exercise price of $0.01 per share and with no expiration date, if, in Triton’s sole discretion, it would otherwise exceed the Triton Beneficial Ownership Limitation, or otherwise upon Triton’s election. For each of the Triton Shares that Triton instead elected to be issuable as Triton Warrant Shares, the number of Triton Shares that we were required to issue to Triton at the time of any sale of the Triton Securities was required to be decreased on a one-for-one basis. We were also required to provide indemnification against liabilities relating to misrepresentations, breaches of obligations, and third-party claims relating to the Triton Amended and Restated Closing Agreement, with certain exceptions.

In connection with the Triton Amended and Restated Closing Agreement, pursuant to the Boustead Engagement Letter, upon a closing under the Triton Amended and Restated Closing Agreement, the Company must pay Boustead a cash fee equal to 7% of the gross proceeds to be received from such closing and pay Boustead a non-accountable expense allowance equal to 1% of the gross proceeds to be received from such closing. The Company must also issue Boustead a warrant with respect to any Triton Shares exercisable for a number of shares of Class B Common Stock equal to 7% of the number of the Triton Shares at an exercise price equal to the price per share for the Triton Shares, and a warrant with respect to the issuance of any Triton Pre-Funded Warrants exercisable for a number of shares of Class B Common Stock equal to 7% of the Triton Warrant Shares at an exercise price equal to $0.01 per share (any such warrant, a “Tail Warrant”). Each Tail Warrant must be exercisable for a period of five years and contain cashless exercise provisions. The Company also must reimburse Boustead for all reasonable invoiced out-of-pocket expenses in connection with its performance of any services relating to the Triton Amended and Restated Closing Agreement, regardless of whether a sale under the Triton Amended and Restated Closing Agreement occurred. For further discussion of the Boustead Engagement Letter, see “—Engagement Letter with Boustead Securities, LLC”.

On August 18, 2023, the Company filed a Registration Statement on Form S-1 (File No. 333-274079) to register the offer and sale of the Triton Securities in an amount of up to 177,000 shares of Class B Common Stock consisting of Triton Shares and Triton Warrant Shares. The registration statement also registered the offer and sale of up to 12,390 shares of Class B Common Stock under Tail Warrants. The registration statement was declared effective by the SEC on September 6, 2023.

Under an Amendment to Triton Amended and Restated Closing Agreement (the “First Triton Amendment”), dated as of September 27, 2023, the Company and Triton agreed to amend the Triton Amended and Restated Closing Agreement (as amended, the “Amended A&R Closing Agreement”) to provide that the Amended A&R Closing Agreement would expire on December 30, 2023 instead of September 30, 2023; to provide that up to an aggregate value of $1,000,000 of the Class B Common Stock, based on the purchase price formula described above, may be sold and purchased pursuant to a Triton Closing Notice; and to amend the form of Triton Closing Notice to provide for a specific number of shares that may be sold to Triton under the Amended A&R Closing Agreement. The First Triton Amendment did not amend any of the other provisions of the Triton Amended and Restated Closing Agreement.

As an incentive to Triton to enter into the First Triton Amendment and agree to the extension of the term under the Amended A&R Closing Agreement to December 30, 2023, the Company indicated to Triton that it would deliver a Triton Closing Notice under the Amended A&R Closing Agreement to sell a number of shares of Class B Common Stock equal to approximately 4.9% of the outstanding shares of Class B Common Stock prior to the sale. Therefore, on September 29, 2023, under the Amended A&R Closing Agreement, the Company delivered a Triton Closing Notice to Triton (the “First Triton Closing Notice”) for the purchase of 52,682 Triton Shares (the “First Triton Shares”), which was the amount of shares of Class B Common Stock equal to approximately 4.9% of the shares of Class B Common Stock outstanding on that date. Pursuant to the Amended A&R Closing Agreement, the closing date for this purchase was required to take place within five business days after the Triton Shares were delivered to Triton. On the date of this Triton Closing (the “First Triton Closing”), Triton was required to pay the Company a purchase price per share equal to 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days prior to the date of the First Triton Closing, the proceeds of which would be reduced by the $25,000 administrative fee, in accordance with the terms of the Amended A&R Closing Agreement.

On October 4, 2023, the First Triton Shares were received by Triton. Pursuant to the Amended A&R Closing Agreement, on the fifth business day following the day that the First Triton Shares were received, Triton was required to pay the Company approximately $45,841, based on a price per share of $1.3447, equal to 85% of $1.582, the lowest daily volume-weighted average price of the Class B Common Stock during the five-business-day period ending October 11, 2023, less the $25,000 administrative fee. The Company received payment of this amount on October 13, 2023.

In connection with the First Triton Closing, pursuant to the Boustead Engagement Letter and the Underwriting Agreement, the Company was required to pay Boustead a fee equal to 7% of the aggregate purchase price, and non-accountable expense allowance equal to 1% of the aggregate purchase price for the First Triton Shares. In addition, the Company issued a Tail Warrant (the “First Tail Warrant”) to Boustead for the purchase of 3,688 shares of Class B Common Stock, equal to 7% of the number of the First Triton Shares, with an exercise price of $1.3447 per share, equal to the purchase price per share of the First Triton Shares. The First Tail Warrant is exercisable for a period of five years and contains cashless exercise provisions.

Under a Second Amendment to Triton Amended and Restated Closing Agreement (the “Second Triton Amendment”), dated as of December 30, 2023, the Company and Triton agreed to amend the Amended A&R Closing Agreement to provide that the Amended A&R Closing Agreement would expire on March 31, 2024, instead of December 30, 2023. The Second Triton Amendment did not amend any of the other provisions of the Amended A&R Closing Agreement.

Under a Third Amendment to Amended and Restated Closing Agreement (the “Third Triton Amendment”), dated as of March 29, 2024, the Company and Triton agreed to amend the Amended A&R Closing Agreement to provide that the Amended A&R Closing Agreement would expire on April 30, 2024, instead of March 31, 2024. The Third Triton Amendment did not amend any of the other provisions of the Amended A&R Closing Agreement.

Pursuant to the Amended A&R Closing Agreement, as amended by each of the Second Triton Amendment and the Third Triton Amendment, on March 27, 2024, the Company delivered a Triton Closing Notice to Triton informing Triton that the Company had elected to exercise its right to sell Triton 124,318 Triton Shares (the “Second Triton Shares”). The price of each of the Second Triton Shares was required to be 85% of the lowest daily volume-weighted average price of the Class B Common Stock during the five business days prior to the Triton Closing for the sale of the Second Triton Shares (the “Second Triton Closing”), and the Second Triton Closing was required to occur within five business days after the date that the Second Triton Shares were received by Triton.

On April 10, 2024, the date of the Second Triton Closing, the price of the Second Triton Shares was determined to be $1.70 per share based on the lowest daily volume-weighted average price of the Class B Common Stock during the five business days prior to the Second Triton Closing. On April 17, 2024, the Company received gross proceeds of $211,341.

In connection with the Second Triton Closing, pursuant to the Boustead Engagement Letter and the Underwriting Agreement, the Company paid Boustead, as placement agent compensation, a fee equal to 7% of the aggregate purchase price and a non-accountable expense allowance equal to 1% of the aggregate purchase price for the Second Triton Shares. In addition, the Company issued a Tail Warrant (the “Second Tail Warrant”) to Boustead for the purchase of 8,702 shares of Class B Common Stock, equal to 7% of the number of the Second Triton Shares, with an exercise price of $1.70 per share, equal to the purchase price per share of the Second Triton Shares. The Second Tail Warrant is exercisable for a period of five years and contains cashless exercise provisions.

The Triton Closing Agreement, the Triton Amended and Restated Closing Agreement, the First Triton Amendment, the Second Triton Amendment, the Third Triton Amendment, the form of the Triton Pre-Funded Warrant, and the form of the First Tail Warrant and Second Tail Warrant are filed as Exhibit 10.25, Exhibit 10.26, Exhibit 10.27, Exhibit 10.30, Exhibit 10.32, Exhibit 4.6, and Exhibit 4.7 to the 2023 Annual Report, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

TommyBoyTV Asset Purchase Agreement

Under an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of June 21, 2024, among the Company, TommyBoyTV, LLC (the “Seller”), and Tomas Cvercko, the owner of all of the membership interests of Seller (the “Member”), the Company agreed to purchase all of the Seller’s right, title, and interest in and to substantially all of the assets and properties owned by the Seller and used in connection with its business of Discord development, social media, online community management, marketing, and analytics for the payment of $200,000 in cash (the “Cash Consideration”), the issuance of 5,000 shares of Class B Common Stock (the “Stock Consideration”), and other good and valuable consideration as described herein.

Pursuant to the Asset Purchase Agreement, on June 21, 2024, the Company paid the Seller $200,000 and issued the Stock Consideration to the Member, and the Seller and the Member delivered title to all of the assets of the Seller. The Stock Consideration vested immediately upon issuance.

Pursuant to the Asset Purchase Agreement, the Company agreed to assume certain liabilities including the obligations, duties and liabilities with respect to the contracts used in conducting or relating to the business of the Seller and other specified assets, in each case only to the extent arising from and after June 21, 2024. These assumed liabilities also exclude any obligations arising from the Seller’s breach or default before June 21, 2024.

The Asset Purchase Agreement also contains mutual indemnification provisions with respect to breaches of representations and warranties as well as to certain third-party claims, and indemnification by the Company of the Seller and the Member with respect to certain damages with respect to the assumed liabilities and certain other liabilities asserted by a third party arising after June 21, 2024. In the case of indemnification provided with respect to breaches of certain non-fundamental representations and warranties, the indemnifying party will only become liable for indemnified losses to the extent that the amount exceeds an aggregate threshold of $25,000. However, this threshold limitation does not apply to claims by the Company for breaches by the Seller or the Member of certain fundamental representations and warranties. In addition, the Company’s aggregate remedy with respect to any and all indemnifiable losses may in no event exceed the purchase price, consisting of the Cash Consideration.

First Closing of Private Placement with Ionic Ventures, LLC

Under the Ionic Purchase Agreement, the Company agreed to the issuance and sale of up to 330 shares of the Company’s newly designated Series A Convertible Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”), for maximum gross proceeds of $3,000,000. The shares of the Series A Preferred Stock are convertible into shares of Class B Common Stock. Pursuant to the Ionic Purchase Agreement, the Company is required to issue and sell 165 shares of Series A Preferred Stock at each of two closings subject to the satisfaction of the terms and conditions for each closing. The first closing (the “First Closing”) occurred on May 24, 2024 for the issuance and sale of 165 shares of Series A Preferred Stock for gross proceeds of $1,500,000. The second closing (the “Second Closing”), for the issuance and sale of 165 shares of Series A Preferred Stock for gross proceeds of $1,500,000, was required to occur on the first business day on which the conditions specified in the Ionic Purchase Agreement for the Second Closing were satisfied or waived, including the filing and effectiveness of the First Registration Statement (as defined below) and the effectiveness of the Stockholder Approval (as defined below).

Registration Rights Agreement

In connection with the Ionic Purchase Agreement, the Company agreed to provide certain registration rights to Ionic, pursuant to the Registration Rights Agreement, dated as of May 24, 2024, between the Company and Ionic (the “Ionic Registration Rights Agreement”). The Ionic Registration Rights Agreement provides for the registration for resale of any and all shares of Class B Common Stock issuable to Ionic with respect to the shares of Series A Preferred Stock under the Ionic Purchase Agreement (the “Registrable Conversion Shares”). Within the later of 15 calendar days of the First Closing or May 24, 2024, the Company was required to file a registration statement (the “First Registration Statement”) for the offer and resale of the maximum number of Registrable Conversion Shares permitted to be covered in accordance with applicable SEC rules, regulations and interpretations. The First Registration Statement was required to be declared effective within 45 days of the First Closing, or 90 days if the First Registration Statement received a review. Pursuant to these requirements, a Registration Statement on Form S-1 (File No. 333-280020) was originally filed by the Company with the SEC on June 7, 2024 to register the offer and resale of the maximum number of Registrable Conversion Shares permitted to be covered in accordance with applicable SEC rules, regulations and interpretations, and was declared effective by the SEC on July 24, 2024.

If an additional registration statement must be filed to cover the resale of Registrable Conversion Shares that were not permitted to be included in the First Registration Statement in accordance with applicable SEC rules, regulations and interpretations, the Company must file an additional registration statement (the “Second Registration Statement”) within 15 days of the Second Closing for the maximum number of Registrable Conversion Shares permitted to be covered in accordance with applicable SEC rules, regulations and interpretations. The Second Registration Statement must be declared effective within 45 days of the Second Closing, or 90 days if the Second Registration Statement receives a review.

In the event the number of shares of Class B Common Stock available under the First Registration Statement and the Second Registration Statement is insufficient to cover all of the Registrable Conversion Shares, the Company will be required to file at least one additional registration statement (each of such additional registration statement, the First Registration Statement, and the Second Registration Statement, and collectively, the “Registration Statement”) within 14 days of the date that the necessity arises and that such additional Registration Statement may be filed under SEC rules to cover such Registrable Conversion Shares up to the maximum permitted to be covered under SEC rules, which must be made effective within 45 days of such date, or 90 days if such additional Registration Statement receives a review. Any failure to meet the filing deadline for either the First Registration Statement or the Second Registration Statement (“Filing Failure”) would have resulted in liquidated damages of 20,000 shares of Class B Common Stock. Any failure to meet the effectiveness deadline for any Registration Statement (“Effectiveness Failure”) will result in liquidated damages of 20,000 shares of Class B Common Stock. Each of the shares issuable upon a Filing Failure or an Effectiveness Failure must also be covered by a Registration Statement to the same extent as the Registrable Conversion Shares. The Company will be required to use its best efforts to keep each Registration Statement effective until all such shares of Class B Common Stock are sold or may be sold without restriction pursuant to Rule 144 under the Securities Act (“Rule 144”), and without the requirement for us to be in compliance with the current public information requirement under Rule 144.

The form of the Registration Rights Agreement is filed as Exhibit 10.4 to this report, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Terms of Series A Convertible Preferred Stock under Certificate of Designation and Securities Purchase Agreement

Pursuant to the Ionic Purchase Agreement, on May 24, 2024, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock of the Company with the Secretary of State of the State of Nevada (the “Initial Certificate of Designation”), as amended by the Certificate of Amendment to Designation (the “Designation Amendment”) filed with the Secretary of State of the State of Nevada on June 14, 2024 (as amended, the “Certificate of Designation”), designating 660 shares of the Company’s preferred stock as “Series A Convertible Preferred Stock,” and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Series A Preferred Stock. Each share of Series A Preferred Stock has an initial stated value (“Stated Value”) of $10,000 per share.

The Series A Preferred Stock ranks senior to all other capital stock of the Company with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, unless the holders of the majority of the outstanding shares of Series A Preferred Stock consent to the creation of other capital stock of the Company that is senior or equal in rank to the Series A Preferred Stock.

Holders of Series A Preferred Stock will be entitled to receive cumulative dividends, in shares of Class B Common Stock (or cash at the Company’s option) on the Stated Value at an annual rate of 6% (which will increase to 12% if a Triggering Event (as defined in the Certificate of Designation) occurs until such Triggering Event, if curable, is cured). Dividends will be payable upon conversion or redemption of the Series A Preferred Stock.

Holders of Series A Preferred Stock will be entitled to convert shares of Series A Preferred Stock into a number of shares of Class B Common Stock determined by dividing the Stated Value of such shares (plus any accrued but unpaid dividends and other amounts due, unless paid by the Company in cash) by the conversion price of the Series A Preferred Stock (the “Conversion Price”). The initial Conversion Price is $3.75, subject to adjustment including adjustments due to full-ratchet anti-dilution provisions. Holders may elect to convert shares of Series A Preferred Stock to Class B Common Stock at an alternate Conversion Price equal to 85% (or 70% if the Company’s Class B Common Stock is suspended from trading on or delisted from a principal trading market or upon occurrence of a Triggering Event) of the average lowest daily volume weighed average price of the Class B Common Stock during the Alternate Conversion Measuring Period (as defined in the Certificate of Designation).

A holder of Series A Preferred Stock may not convert the Series A Preferred Stock into Class B Common Stock to the extent that such conversion would cause such holder’s beneficial ownership of Class B Common Stock to exceed 4.99% of the outstanding Class B Common Stock immediately after conversion, which may be increased by the holder to up to 9.99% upon no fewer than 61 days’ prior notice (the “Series A Beneficial Ownership Limitation”). In addition, if a conversion would result in the issuance of an amount of shares of Class B Common Stock exceeding 19.99% of the Company’s outstanding common stock, which number of shares would be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by the Certificate of Designation under applicable rules of Nasdaq, including Nasdaq Listing Rule 5635(d) (such amount, the “Exchange Limitation”), the Conversion Price would be required to be at least equal to the price (the “Minimum Price”) that would be the lower of the last closing price of the stock immediately preceding the signing of the related binding agreement and the average closing price for the five Trading Days (as defined below) immediately preceding the signing of the related binding agreement, before the effectiveness of the approval of such number of the holders of the outstanding shares of the Company’s voting securities as required by the Bylaws of the Company (the “Bylaws”) and the Nevada Revised Statutes (“NRS”), to ratify and approve all of the transactions contemplated by the Transaction Documents (as defined in the Ionic Purchase Agreement), including the issuance of all of the shares of Series A Preferred Stock and shares of Class B Common Stock upon conversion of the shares of Series A Preferred Stock, all as may be required by the applicable rules and regulations of The Nasdaq Capital Market tier of Nasdaq (or any successor entity) (the “Stockholder Approval”). The Ionic Purchase Agreement requires that the Company obtain the Stockholder Approval by the prior written consent of the requisite stockholders to obtain the approval of such number of the holders of the outstanding shares of the Company’s voting securities as required by the Bylaws and the NRS, to ratify and approve all of the transactions contemplated by the Transaction Documents, including the issuance of all of the shares of Series A Preferred Stock and shares of Class B Common Stock issuable upon conversion of such shares pursuant to the Ionic Purchase Agreement, all as may be required by the applicable rules and regulations of The Nasdaq Capital Market tier of Nasdaq (or any successor entity). The Conversion Price also may not be lower than a separate floor price (the “Floor Price”) of $0.4275 per share. The Series A Preferred Stock also may not be converted except to the extent that the shares of Class B Common Stock issuable upon such conversion may be resold pursuant to Rule 144 or an effective and available registration statement.

The Ionic Purchase Agreement and the Certificate of Designation require that the Company file a Preliminary Information Statement on Schedule 14C with the SEC within 10 days of the date of the First Closing followed by the filing of a Definitive Information Statement on Schedule 14C with the SEC within 20 days of the date of the First Closing, or within 45 days of the date of the First Closing if delayed due to a court or regulatory agency, including but not limited to the SEC, which shall disclose the Stockholder Approval. In accordance with the rules of the SEC, the Stockholder Approval will become effective 20 days after the Definitive Information Statement is sent or given in accordance with SEC rules. Prior to such date of effectiveness, if the number of shares of Class B Common Stock subject to a conversion would exceed the Exchange Limitation prior to the date of the effectiveness of the Stockholder Approval, and the Conversion Price for such conversion would otherwise be lower than the Minimum Price or the Floor Price, then, upon any conversion of shares of Series A Preferred Stock, the Stated Value will automatically be increased by an amount equal to the product obtained by multiplying (A) the higher of (I) the highest price that the Class B Common Stock trades at on the Trading Day immediately preceding the conversion date and (II) the applicable Conversion Price and (B) the difference obtained by subtracting (I) the number of shares of Class B Common Stock delivered (or to be delivered) to the holder on the applicable conversion date with respect to such conversion of Series A Preferred Stock from (II) the quotient obtained by dividing (x) the applicable value of the Series A Preferred Stock being converted that the holder has elected to be the subject of the applicable conversion of Series A Preferred Stock, by (y) the applicable Conversion Price.

In accordance with the requirements and provisions described above, on May 24, 2024, the Company obtained the Stockholder Approval by execution of a written consent in lieu of a special meeting of a majority of the voting power of the stockholders of the Company approving a resolution approving the issuance of Class B Common Stock in aggregate in excess of the limitations provided by Nasdaq Listing Rule 5635(d), including that an amount of shares of Class B Common Stock equal to or greater than 20% of the total common stock or voting power outstanding on the date of the Certificate of Designation may be issued pursuant to the Certificate of Designation at a price that may be less than the Minimum Price. On May 31, 2024, the Company filed a Preliminary Information Statement on Schedule 14C with the SEC. On June 13, 2024, the Company filed a Definitive Information Statement on Schedule 14C with the SEC disclosing the Stockholder Approval. As of the 20th day following actions meeting these and other applicable requirements, the Company will be permitted to issue more than the limited number of shares as defined by the Exchange Limitation, at a Conversion Price that may be below the Minimum Price.

Under the Ionic Purchase Agreement, if the closing price of the Class B Common Stock falls below $3.75 per share, the holder’s total sales of Class B Common Stock will be restricted. The holder may only sell either the greater of $25,000 per Trading Day or 15% of the daily trading volume of the Class B Common Stock reported by Bloomberg, LP, until the closing price exceeds $3.75. “Trading Day” is defined as a day on which the principal trading market for the Class B Common Stock is open for trading for at least six hours.

In addition, while any of the shares of Series A Preferred Stock are outstanding, if the closing price of the Class B Common Stock is equal to or less than $0.4275 per share for a period of ten consecutive Trading Days, then the Company will promptly take all corporate action necessary to authorize a reverse stock split of the Class B Common Stock by a ratio equal to or greater than 300% of the quotient obtained by dividing $0.4275 by the lowest closing price of the Class B Common Stock during such ten-Trading Day period, including calling a special meeting of stockholders to authorize such reverse stock split or obtaining written consent for such reverse stock split, and voting the management shares of the Company in favor of such reverse stock split.

The Series A Preferred Stock will automatically convert to Class B Common Stock upon the 24-month anniversary of the initial issuance date of the Series A Preferred Stock.

The Company will have the right at any time to redeem all or any portion of the Series A Preferred Stock then outstanding at a price equal to 110% of the Stated Value plus any accrued but unpaid dividends and other amounts due.

Holders of the Series A Preferred Stock will generally have the right to vote on an as-converted basis with the Class B Common Stock, subject to the Series A Beneficial Ownership Limitation.

The Company may not sell securities in a financing transaction while Ionic beneficially owns any of the Series A Preferred Stock or the common stock until the end of the 30-day period following the initial date of the effectiveness of the First Registration Statement or during any Alternate Conversion Measuring Period. In addition, the Company may not file any other registration statement or any offering statement under the Securities Act, other than a registration statement on Form S-8 or supplements or amendments to registration statements that were filed and effective as of the date of the Ionic Purchase Agreement, unless each Registration Statement is effective and the respective prospectus is available for use, or the shares of Series A Preferred Stock and underlying shares of Class B Common Stock that must be included in each Registration Statement under the Ionic Registration Rights Agreement may be resold without limitation under Rule 144.

The Initial Certificate of Designation, the Designation Amendment, and the form of the Ionic Purchase Agreement are filed as Exhibit 3.3, Exhibit 3.4, and Exhibit 10.3 to this report, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

See “—Recent Developments – Second Closing of Private Placement with Ionic Ventures, LLC” for related recent developments.

Compensation to Boustead Securities, LLC

In connection with each closing under the Ionic Purchase Agreement, pursuant to the Boustead Engagement Letter (as defined in “—Liquidity and Capital Resources – Initial Public Offering and Underwriting Agreement”) and the Underwriting Agreement (as defined in “—Liquidity and Capital Resources – Initial Public Offering and Underwriting Agreement”), the Company was required to pay Boustead Securities, LLC, a registered broker-dealer (“Boustead”), a fee equal to 7% of the aggregate purchase price and a non-accountable expense allowance equal to 1% of the aggregate purchase price for the Series A Preferred Stock. On the date of each of the First Closing, we therefore paid Boustead a total amount of $120,000. In addition, the Company was required to issue a warrant to Boustead for the purchase of 30,800 shares of Class B Common Stock, equal to 7% of the number of shares of Class B Common Stock that may be issued upon conversion of the shares of Series A Preferred Stock sold at the First Closing at the initial Conversion Price of $3.75 per share (the “Third Tail Warrant”). The Third Tail Warrant has an exercise price of $3.75 per share. In addition, we are required to issue 1,400 shares of Class B Common Stock to Boustead upon the occurrence of each Effectiveness Failure. Notwithstanding certain provisions in the Boustead Engagement Letter, the Third Tail Warrant will not contain piggyback registration rights and will not contain anti-dilution provisions for future stock issuances, etc., at a price or at prices below the exercise price per share, or provide for automatic exercise immediately prior to expiration. The Third Tail Warrant may be deemed to be compensation by FINRA, and may be subject to limits on exercise under FINRA rules.

The Third Tail Warrant is filed as Exhibit 4.2 to this report, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Contractual Obligations

During the six months ended June 30, 2024 and 2023, we had no significant cash requirements for capital expenditures or other cash needs under any contractual or other obligations, except as follows.

Lease Agreements

Under an Office Agreement, dated as of January 25, 2022, between the Company and Regus Management Group, LLC (“Regus Management”), the Company leased an office located at 100 Crescent Court, 7th Floor, Dallas, Texas 75201, for a daily payment of $32.82. The term of the lease was from February 1, 2022 to January 31, 2023.

Under an Office Agreement, dated as of May 4, 2022, between the Company and Regus Management, the Company leased an office located at 100 Crescent Court, 7th Floor, Dallas, Texas 75201, for a daily payment of $44.63. The term of the lease was from June 1, 2022 to May 31, 2023.

Under a Renewal Agreement, dated as of October 10, 2022, between the Company and Regus Management, the Company leased an office located at 100 Crescent Court, 7th Floor, Dallas, Texas 75201, for a monthly payment of $1,085. The term of the lease was from February 1, 2023 to January 31, 2024.

Under an Office Move Agreement, dated as of March 3, 2023, between the Company and Regus Management, the Company transferred an office lease to a different office located at 100 Crescent Court, 7th Floor, Dallas, Texas 75201, for a monthly payment of $4,989. The term of the agreement was from March 7, 2023 to May 31, 2023.

Under a Renewal Agreement, dated as of March 6, 2023, between the Company and Regus Management, the Company leased an office located at 100 Crescent Court, 7th Floor, Dallas, Texas 75201, for a monthly payment of $5,104. The term of the lease was from June 1, 2023 to February 29, 2024.

Under a Renewal Service Agreement, dated as of October 10, 2023, between the Company and Regus Management, the Company leased an office located at 100 Crescent Court, 7th Floor, Dallas, Texas 75201, for a total monthly payment of $1,228. The term of the lease is from February 1, 2024 to January 31, 2025.

Under a Renewal Service Agreement, dated as of November 9, 2023, between the Company and Regus Management, the Company leased an office located at 100 Crescent Court, 7th Floor, Dallas, Texas 75201, for a total monthly payment of $5,329. The term of the lease is from March 1, 2024 to November 30, 2024.

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

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. During the six months ended June 30, 2024 and 2023, there were no intangible asset impairment charges.

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

Advertising Expenses

The Company expenses advertising costs as they incurred. Total advertising expenses were $284,886 and 170,371 for the six months ended June 30, 2024 and 2023, respectively, and have been included as part of general and administrative expenses.

Research and Development

Research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.

The Company incurred research and development expenses of $238,739 and $0 for the six months ended June 30, 2024 and 2023, respectively, and have been included as part of contract labor.

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

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. Revenue under these agreements is recognized over the related service period. As of June 30, 2024 and December 31, 2023, total contract liabilities were $1,686 and $3,445 respectively. Contract liabilities are expected to be recognized as revenue over a period not to exceed twelve (12) months.

Earnings per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying interim financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. The Company would account for the potential dilution from convertible securities using the as-if converted method. The Company accounts for warrants and options using the treasury stock method. As of June 30, 2024, dilutive potential common shares include outstanding warrants.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions and balances. There were no related party transactions except management fees. During the six months ended June 30, 2024 and 2023, the Company paid management fees to their controlling members totaling $1,805,377 and $1,600,037, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 3, 2023, the IPO Shares and 300,000 outstanding shares of Class B Common Stock that were registered for resale as described below were listed and commenced trading on the Nasdaq Capital Market tier of Nasdaq.

The closing of the initial public offering took place on February 7, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $7,500,000. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $6.6 million. The Company also issued Boustead the Representative’s Warrant exercisable for the purchase of 21,000 shares of Class B Common Stock at an exercise price of $31.25 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for five years following the date of issuance.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the IPO Registration Statement (File No. 333-267258), initially filed with the SEC on September 2, 2022, and declared effective by the SEC on February 2, 2023, and the Final IPO Prospectus filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act. In addition, a total of 300,000 shares of Class B Common Stock were registered for resale by the selling stockholders named in the IPO Registration Statement and the related Final Resale Prospectus. Any resales of these shares occurred at a fixed price of $25.00 per share until the Class B Common Stock was listed on Nasdaq. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company will not receive any proceeds from the resale of Class B Common Stock by the selling stockholders.

The IPO Registration Statement also registered for sale shares of Class B Common Stock with a maximum aggregate offering price of $1,125,000 for an additional 45,000 shares of Class B Common Stock at the assumed public offering price of $25.00 per share upon full exercise of the underwriters’ over-allotment option; and up to an additional 3,150 shares of Class B Common Stock underlying the Representative’s Warrant with a maximum aggregate offering price of $98,437.50 at the assumed exercise price of $31.25 per share assuming full exercise of the over-allotment option. The underwriters’ over-allotment option expired unexercised. The Company has not received any proceeds from the exercise of the Representative’s Warrant because it has not been exercised.

On April 4, 2023, the Post-Effective Amendment was filed with the SEC and became effective on April 14, 2023. The Post-Effective Amendment was required to be filed to update the IPO Registration Statement to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023.  The Post-Effective Amendment maintained the effectiveness of the IPO Registration Statement with respect to the sale of shares of common stock issuable upon exercise of the Representative’s Warrant and the resale of the shares of common stock held by the selling stockholders. Updated prospectuses were included with the Post-Effective Amendment. The Post-Effective Amendment also incorporates by reference all documents subsequently filed by the Company pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Exchange Act, prior to the termination of the offering described in the prospectuses included with the Post-Effective Amendment.

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

The following is the Company’s reasonable estimate of the uses of the proceeds from the initial public offering from the date of the closing of the offering on February 7, 2023 through June 30, 2024:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	None was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	Approximately $5.1 million was used for working capital; and

●	None was used for temporary investments.

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

Unregistered Sales of Equity Securities

During the three months ended June 30, 2024, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended June 30, 2024 but was not reported, except as disclosed below. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

Lease Renewal Agreement

On June 9, 2024, the Company entered into a Renewal Service Agreement (the “June 2024 Renewal Service Agreement”), dated as of June 9, 2024, between the Company and Regus Management. Pursuant to the June 2024 Renewal Service Agreement, the Company leased an office located at 100 Crescent Court, 7th Floor, Dallas, Texas 75201, for a total monthly payment of $1,981. The term of the lease is from October 1, 2024 to September 30, 2025.

The June 2024 Renewal Service Agreement is filed as Exhibit 10.6 to this report, and the description above is qualified in its entirety by reference to the full text of such exhibit.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of Asset Entities Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 2, 2022)
3.2	Bylaws of Asset Entities Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 2, 2022)
3.3	Certificate of Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on May 24, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 24, 2024)
3.4	Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on June 14, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 13, 2024)
3.5	Certificate of Change of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on June 27, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 27, 2024)
4.1	Common Stock Purchase Warrant issued to Michael R. Jacks, dated as of July 29, 2024 (incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-1 filed on August 9, 2024)
4.2	Warrant To Purchase Class B Common Stock issued to Boustead Securities, LLC, dated as of May 24, 2024 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on May 28, 2024)
10.1	Independent Director Agreement between Asset Entities Inc. and David Reynolds, dated as of May 16, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 13, 2024)
10.2	Form of Indemnification Agreement between Asset Entities Inc. and each officer or director (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 13, 2024)
10.3	Form of Securities Purchase Agreement, dated as of May 24, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2024)
10.4	Form of Registration Rights Agreement, dated as of May 24, 2024 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 24, 2024)
10.5	Form of First Amendment to Securities Purchase Agreement, dated as of June 13, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 13, 2024)
10.6	Renewal Service Agreement, dated as of June 9, 2024, between Asset Entities, LLC and Regus Management Group, LLC (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 filed on August 9, 2024)
10.7	Renewal Service Agreement, dated as of November 9, 2023, between Asset Entities, LLC and Regus Management Group, LLC (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 filed on August 9, 2024)
10.8	Renewal Service Agreement, dated as of October 10, 2023, between Asset Entities, LLC and Regus Management Group, LLC (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 filed on August 9, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2024	ASSET ENTITIES INC.

/s/ Arshia Sarkhani
Name: Arshia Sarkhani
Title: Chief Executive Officer and President
(Principal Executive Officer)

/s/ Matthew Krueger
Name: Matthew Krueger
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)