Form 10-Q
period 2024-09-30
Asset Entities Inc.
filed 2024-11-14
CIK 1920406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

Yes ☐ No ☒

As of November 13, 2024, there were a total of 1,250,000 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding, and 3,115,176 shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

ASSET ENTITIES INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ASSET ENTITIES INC.

UNAUDITED FINANCIAL STATEMENTS

ASSET ENTITIES INC.

Condensed Balance Sheets

	As of September 30,	As of December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash	$2,098,406	$2,924,323
Prepaid expenses	121,214	38,681
Total Current Assets	2,219,620	2,963,004

Non-Current Assets
Property and equipment, net	23,972	12,825
Intangible asset	309,500	100,000
Total Non-Current Assets	333,472	112,825
TOTAL ASSETS	$2,553,092	$3,075,829

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and credit card liability	$296,987	$150,096
Contract liabilities	610	3,445
Total Current Liabilities	297,597	153,541
TOTAL LIABILITIES	297,597	153,541

Commitments and contingencies

Stockholders’ Equity
Preferred Stock; $0.0001 par value, 50,000,000 authorized
Series A Convertible Preferred Stock; $0.0001 par value, $10,000 stated value, 660 designated, 281 and 0 shares issued and outstanding		-
Common Stock; $0.0001 par value, 200,000,000 authorized	-
Class A Common Stock; $0.0001 par value, 2,000,000 authorized, 1,250,000 and 1,677,056 shares issued and outstanding, respectively	125	168
Class B Common Stock; $0.0001 par value, 38,000,000 authorized 2,225,889 and 1,207,827 shares issued, respectively	223	121
Additional paid in capital	12,426,914	8,657,190
Treasury Stock, at cost: Class B Common Stock - 50,000 shares	(176,876)	(176,876)
Accumulated deficit	(9,994,891)	(5,558,315)
TOTAL STOCKHOLDERS’ EQUITY	2,255,495	2,922,288
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,553,092	$3,075,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$202,921	$60,135	$420,728	$196,182

Operating expenses
Contract labor	133,031	56,537	381,900	141,201
General and administrative	677,074	518,248	1,954,076	1,361,902
Management compensation	708,185	675,841	2,513,562	2,275,878
Total operating expenses	1,518,290	1,250,626	4,849,538	3,778,981

Loss from operations	(1,315,369)	(1,190,491)	(4,428,810)	(3,582,799)

Net loss	$(1,315,369)	$(1,190,491)	$(4,428,810)	$(3,582,799)

Dividend on Series B Preferred Stock	(7,766)	-	(7,766)	-

Net loss attributable to common stockholders	$(1,323,135)	$(1,190,491)	$(4,436,576)	$(3,582,799)

Loss per share of common stock - basic and diluted	$(0.41)	$(0.43)	$(1.47)	$(1.35)

Weighted average number of shares of common stock outstanding - basic and diluted	3,217,756	2,752,200	3,005,034	2,663,477

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

Condensed Statement of Stockholders’ Equity

For the nine months ended September 30, 2024

(Unaudited)

	Series A Convertible		Class A		Class B		Additional
	Preferred Stock		Common Stock		Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance - December 31, 2023	-	$-	1,677,056	$168	1,207,827	$121	$8,657,190	$(176,876)	$(5,558,315)	$2,922,288

Conversion from Class A to Class B common stock	-	-	(170,650)	(17)	170,650	17	-	-	-	-
Stock based compensation	-	-	-	-	-	-	326,871	-	-	326,871
Net loss	-	-	-	-	-	-	-	-	(1,386,904)	(1,386,904)
Balance - March 31, 2024	-	$-	1,506,406	$151	1,378,477	$138	$8,984,061	$(176,876)	$(6,945,219)	$1,862,255

Series A Convertible Preferred stock issued	165	-	-	-	-	-	1,345,000	-	-	1,345,000
Class B common stock subscription proceeds received, net	-	-	-	-	124,318	12	194,422	-	-	194,434
Class B Common stock issued for restricted stock awards	-	-	-	-	51,800	5	412,433	-	-	412,438
Class B Common stock issued for purchase of intangible asset	-	-	-	-	5,000	1	9,499	-	-	9,500
Net loss	-	-	-	-	-	-	-	-	(1,726,537)	(1,726,537)
Balance - June 30, 2024	165	$-	1,506,406	$151	1,559,595	$156	$10,945,415	$(176,876)	$(8,671,756)	$2,097,090

Series A Convertible Preferred stock issued	165	-	-	-	-	-	1,302,500	-	-	1,302,500
Class B Common stock issued for conversion of Series A Convertible Preferred stock	(49)	-	-	-	368,947	37	7,729	-	-	7,766
Conversion from Class A to Class B common stock	-	-	(256,406)	(26)	256,406	26	-	-	-	-
Cancellation of Class B common stock	-	-	-	-	(30,067)	(3)	3	-	-	-
Stock based compensation	-	-	-	-	-	-	171,274	-	-	171,274
Reverse stock split adjustment	-	-	-	-	71,008	7	(7)	-	-	-
Dividend declared - Series A Convertible Preferred stock	-	-	-	-	-	-	-	-	(7,766)	(7,766)
Net loss	-	-	-	-	-	-	-	-	(1,315,369)	(1,315,369)
Balance - September 30, 2024	281	$-	1,250,000	$125	2,225,889	$223	$12,426,914	$(176,876)	$(9,994,891)	$2,255,495

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

Condensed Statement of Stockholders’ Equity

For the nine months ended September 30, 2023

(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance - December 31, 2022	-	$-	1,677,056	$168	472,946	$47	$780,686	$-	$(627,118)	$153,783

Class B common stock and warrant issued	-	-	-	-	300,000	30	6,540,463	-	-	6,540,493
Class B Common stock issued for restricted stock awards	-	-	-	-	282,200	28	200,182	-	-	200,210
Net loss	-	-	-	-	-	-	-		(1,071,251)	(1,071,251)
Balance - March 31, 2023	-	$-	1,677,056	$168	1,055,146	$105	$7,521,331	$-	$(1,698,369)	$5,823,235

Class B Common stock issued for restricted stock awards	-	-	-	-	20,000	2	403,713		-	403,715
Net loss	-	-	-	-	-	-	-		(1,321,057)	(1,321,057)
Balance - June 30, 2023	-	$-	1,677,056	$168	1,075,146	$107	$7,925,044		$(3,019,426)	$4,905,893

Rounding adjustment	-	-	-	-	-	-	-		-	-
Class B Common stock issued for restricted stock awards	-	-	-	-	-	-	300,316		-	300,316
Net loss	-	-	-	-	-	-	-		(1,190,491)	(1,190,491)
Balance - September 30, 2023	-	$-	1,677,056	$168	1,075,146	$107	$8,225,360		$(4,209,917)	$4,015,718

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,428,810)	$(3,582,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	910,583	904,241
Depreciation and amortization	3,614	223
Changes in operating assets and liabilities:
Prepaid expenses	(82,533)	(122,553)
Accounts payable and accrued expenses	146,891	(171,543)
Contract liabilities	(2,835)	18,908
Net cash used in operating activities	(3,453,090)	(2,953,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(14,761)	(7,543)
Purchase of intangible asset	(200,000)	-
Net cash used in investing activities	(214,761)	(7,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Series A Convertible Preferred stock issued	2,647,500	-
Class B common stock subscription proceeds received, net	194,434	6,845,050
Net cash provided by financing activities	2,841,934	6,845,050

Net change in cash	(825,917)	3,883,984
Cash at beginning of period	2,924,323	137,177
Cash at end of period	$2,098,406	$4,021,161

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Class A to Class B common stock	$43	$-
Conversion from Series A Convertible Preferred stock to Class B common stock	$7,766	$-
Class B Common stock issued for purchase of intangible asset	$9,500	$-
Cancellation of Class B common stock	$3	$-
Reverse stock split adjustment	$7	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2024

(Unaudited)

Note 1. Organization, Description of Business and Liquidity

Organization

Asset Entities Inc. (“Asset Entities”, “we”, “us” or the “Company”), began operations as a general partnership in August 2020 and formed Assets Entities Limited Liability Company in the state of California on October 20, 2020. The interim financial statements reflect the operations of the Company from inception of the general partnership. The operations of the Company from inception to prior year-end is reflected in retained earnings. On March 15, 2022, the Company filed Articles of Merger to register and incorporate with the state of Nevada and changed the company name to Asset Entities Inc.

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

Liquidity

The Company had an accumulated deficit of $9,994,891 as of September 30, 2024, cash of $2,098,406 as of September 30, 2024, and a net loss of $4,436,576 for the nine months ended September 30, 2024. On May 24, 2024, the Company entered into a securities purchase agreement with an investor for the issuance and sale of up to 330 shares of the Company’s newly designated Series A Convertible Preferred Stock for maximum gross proceeds of $3,000,000.

During the nine months ended September 30, 2024, the Company issued 330 shares of Series A Convertible Preferred Stock and received proceeds of $2,647,500, net of discount. Based on the Company’s existing cash resources, management believes that the Company will have sufficient funds to carry out the Company’s planned operations for at least the next 12 months from the issuance date of the accompanying interim financial statements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2023, contained in the Company’s Form 10-K filed on April 2, 2024.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at September 30, 2024 and December 31, 2023.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of September 30, 2024, was approximately $1.7 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

The Company did not have any Building, Machinery and Equipment, and Vehicle as of September 30, 2024.

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

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. During the nine months ended September 30, 2024 and 2023, there were no intangible asset impairment charges.

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

The Company’s financial instruments, including cash, prepaid expense and contract liabilities, other current liabilities are carried at historical cost. At September 30, 2024 and December 31, 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Advertising Expenses

The Company expenses advertising costs as they incurred. Total advertising expenses were $453,976 and $324,570 for the nine months ended September 30, 2024 and 2023, respectively, and have been included as part of general and administrative expenses.

Research and Development

Research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.

The Company incurred research and development expenses of $336,719 and $0 for the nine months ended September 30, 2024 and 2023, respectively, and have been included as part of contract labor.

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

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. Revenue under these agreements is recognized over the related service period. As of September 30, 2024 and December 31, 2023, total contract liabilities were $610 and $3,445 respectively. Contract liabilities are expected to be recognized as revenue over a period not to exceed twelve (12) months.

Changes in contract liabilities for the nine months ended September 30, 2024 are as follows:

September 30,
2024
Balance, December 31, 2023	$3,445
Deferral of revenue	-
Recognition of revenue	(2,835)
Balance, September 30, 2024	$610

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

For the three months ended September 30, 2024, warrants representing 105,490 shares of common stock equivalents were excluded from the computation from diluted net loss per share as the result was anti-dilutive.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions and balances. There were no related party transactions except management fees. During the nine months ended September 30, 2024 and 2023, the Company paid management fees to their controlling members totaling $2,513,562 and $2,275,878, respectively.

Recent Accounting Pronouncements

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its interim financial statements.

Note 3. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Office equipment	$28,320	$13,559
Accumulated depreciation	(4,348)	(734)
	$23,972	$12,825

During the nine months ended September 30, 2024 and 2023, the Company recorded depreciation of $3,614 and $223, respectively.

Note 4. Intangible Assets

Intangible assets consist of the following:

	September 30,	December 31,
	2024	2023
Purchased software	$309,500	$100,000
Less: Impairment	-	-
	$309,500	$100,000

This intangible asset is an indefinite life asset and not subject to amortization. It is subject to impairment testing. There is no impairment of the intangible asset as of the interim financial statement date.

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

On September 4, 2024, the Company, filed an amendment (the “Second Amended Designation”) to the Certificate of Designation of Series A Convertible Preferred Stock of the Company (as amended, the “Certificate of Designation”), which amended the original Certificate of Designation, as amended by the Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on June 14, 2024, by providing that amendments may be made to the beneficial ownership limitation provisions of the Certificate of Designation. The Second Amended Designation became effective immediately upon filing.

Immediately after the filing of the Second Amended Designation, the Company filed an amendment (the “Third Amended Designation”) to the Certificate of Designation to amend the conversion and beneficial ownership limitation provisions of the Certificate of Designation. The conversion provisions were amended to provide that a holder of Series A Convertible Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”), is not prohibited from delivering a Conversion Notice (as defined by the Certificate of Designation) while another Conversion Notice remains outstanding. The beneficial ownership provisions were amended to provide that any conversion of shares of Series A Preferred Stock that would result in the holder beneficially owning in excess of 4.99% of the shares of Class B Common Stock, $0.0001 par value per share (“Class B Common Stock”), will not be effected, and the shares of Class B Common Stock that would cause such excess will be held in abeyance and not issued to the holder until the date the Company is notified by the holder that its ownership is less than 4.99%, at the applicable Conversion Price (as defined by the Certificate of Designation), and subject to the holder’s compliance with other applicable procedural requirements for conversion. The Third Amended Designation became effective immediately upon filing.

Securities Purchase Agreement

Series A Convertible Preferred Stock

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

The Second Closing, for the issuance and sale of 165 shares of Series A Preferred Stock for gross proceeds of $1,500,000, occurred on July 29, 2024, which was the first business day on which the conditions specified in the Purchase Agreement for the Second Closing were satisfied or waived. The Company received $1,302,500, net of offering cost of $197,500.

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

During the nine months ended September 30, 2024, the Company issued 330 shares of Series A Convertible Preferred Stock for $2,647,500, net of discount.

During the nine months ended September 30, 2024, 49 shares of Series A Convertible Preferred Stock valued at $497,766 including divided of $7,766 into 412,947 shares of Class B Stock.

The Company had 281 shares of Series A Convertible Preferred Stock issued and outstanding as of September 30, 2024.

Waive of agreement

On September 20, 2024, the Company entered into a Waiver and Consent, dated as of September 20, 2024 (the “Ionic ATM Waiver”), between the Company and Ionic Ventures, LLC (“Ionic”), the sole holder of the Company’s Series A Convertible Preferred Stock, $0.0001 par value per share (“Series A Preferred Stock”). Pursuant to the Waiver and Consent, Ionic waived any prohibition, restriction or adverse adjustment that would otherwise apply to any action of the Company relating to an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”)), of equity securities of up to $5 million (“Waived ATM”) under the Securities Purchase Agreement, dated as of May 24, 2024, between the Company and Ionic. Pursuant to the Ionic ATM Waiver, regardless of the terms and conditions of the Ionic Purchase Agreement and the Series A Certificate of Designation, the Company may at any time enter into any agreement relating to a Waived ATM, the filing of a prospectus supplement to a prospectus contained in an effective registration statement that was filed under the Securities Act relating to a Waived ATM, the announcement of a Waived ATM, the issuance, offer, sale, or grant of any shares of the Company’s Class B Common Stock, $0.0001 par value per share (“Class B Common Stock”), relating to a Waived ATM, or the issuance, offer, sale, or grant of any securities in connection with either the provision of goods or services or settlement of any obligations that may otherwise arise with respect to a Waived ATM. In addition, pursuant to the Ionic ATM Waiver, Ionic waived any adjustment to the applicable Conversion Price (as defined in the Series A Certificate of Designation), which partly determines the number of shares of Class B Common Stock issuable upon conversion of a share of Series A Preferred Stock, that would otherwise occur as a result of any Waived ATM under the terms of the Series A Certificate of Designation.

On September 26, 2024, the Company entered into a Limited Waiver and Consent, dated as of September 26, 2024 (the “Boustead ATM Waiver”), between the Company and Boustead Securities, LLC. Pursuant to the Boustead ATM Waiver, Boustead waived any condition on, restriction on, compensation rights, or rights of first refusal that would be applicable under the letter agreement, dated November 29, 2021, between the Company and Boustead (the “Boustead Engagement Letter”) and the Underwriting Agreement, dated as of February 2, 2023, between the Company and Boustead (as representative of the underwriters named therein) in relation to an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”)) of equity securities of up to $5 million (a “Boustead Waived ATM”). Pursuant to the Boustead ATM Waiver, the Company may at any time enter into any agreement relating to a Boustead Waived ATM, the filing of a prospectus supplement to a prospectus contained in an effective registration statement that was filed under the Securities Act relating to a Boustead Waived ATM, the announcement of a Boustead Waived ATM, the issuance, offer, sale, or grant of any shares of the Class B Common Stock relating to a Boustead Waived ATM, or the issuance, offer, sale, or grant of any securities in connection with either the provision of goods or services or settlement of any obligations that may otherwise arise with respect to a Boustead Waived ATM. As consideration, the Boustead ATM Waiver provides that the Company will promptly pay Boustead 3.0% of the gross sales price of all shares of Class B Common Stock sold in connection with any Boustead Waived ATM until the end of the applicability of the provisions of the right of first refusal provisions of the Boustead Engagement Letter.

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

The Company had 1,250,000 and 1,677,056 shares of Class A Common Stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

Class B Common Stock

Each share of Class B Common Stock entitles the holder to one (1) vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

The Company had 2,225,889 and 1,207,827 shares of Class B Common Stock issued as of September 30, 2024 and December 31, 2023, respectively.

Nine months ended September 30, 2024

During the nine months ended September 30, 2024, the Company issued Class B common stock as follows:

●	427,056 shares of Class A common stock were converted into 427,056 shares of Class B common stock.

●	124,318 shares of Class B common stock for cash of $194,434 net (Triton Purchase agreement).

●	51,800 shares of Class B common stock for restricted stock awards valued at $95,342.

●	5,000 shares of Class B common stock for purchase of intangible asset valued at $9,500.

●	368,947 shares of Class B common stock for conversion of Series A Convertible Preferred stock. 44,000 shares were not yet issued at September 30, 2024.

●	30,067 shares of Class B common stock for cancellation

●	71,008 shares of Class B common stock for reverse stock split adjustment valued.

Treasury Stock

During the year ended December 31, 2023, the Company repurchased 50,000 shares of Class B Common stock at $176,876 and recorded as treasury stock as of September 30, 2024 and December 31, 2023.

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

Sales agreement of Class B Common Stock

On September 27, 2024, the Company entered into a Sales Agreement between the Company and A.G.P./Alliance Global Partners (the “Sales Agent”). Pursuant to the prospectus supplement and accompanying base prospectus relating to the offering of the Shares (as defined below), and under terms of the Sales Agreement and the prospectus supplement and the accompanying base prospectus, filed on September 27, 2024, the Company may, from time to time, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), issue and sell through or to the Sales Agent, up to a maximum aggregate amount of $1,791,704 of shares of the Company’s Class B Common Stock, $0.0001 par value per share (the “Shares”).

The Company will pay the Sales Agent a cash commission of 3.0% of the gross sales price of the Shares sold by the Sales Agent pursuant to the Sales Agreement. Pursuant to the terms of the Sales Agreement, the Company also agreed to reimburse the Sales Agent for reasonable fees and expenses, not to exceed $60,000 (including but not limited to the reasonable and documented fees and disbursements of its legal counsel), and additional amounts for annual maintenance of the Sales Agreement (including but not limited to the reasonable and documented fees and disbursements of its legal counsel) on a quarterly basis, not to exceed $5,000 per quarter.

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

The RSA shares to directors vest quarterly for one year from the date of grantee’s appointment as a director. The RSA shares to officers vest annually over three years from the grant date. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $910,583 and $904,241, respectively. As of September 30, 2024, 204,766 RSA shares have vested.

As of September 30, 2024, there was $1,302,748 of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.39 years.

Warrant

A summary of activity during the nine months ended September 30, 2024, follows:

	Number of	Weighted Average	Weighted Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2023	35,188	$28.12	4.05
Granted	70,302	3.50	4.92
Expired	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2024	105,490	$11.71	4.17

All the outstanding warrants are exercisable as of September 30, 2024. The intrinsic value of the warrants as of September 30, 2024, is $0.

Note 6. Subsequent Events

Management evaluated all events from the date of the balance sheet, which was September 30, 2024 through November 14, 2024 which was the date these financial statements were available to be issue. Based on our evaluation no material events have occurred that require disclosure.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this Quarterly Report on Form 10-Q only, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company,” “Asset Entities,” and “our company” are to Asset Entities Inc., a Nevada corporation. “Common stock” refers to the Company’s Common Stock, $0.0001 par value per share. “Class A Common Stock” refers to the Company’s Class A Common Stock, $0.0001 par value per share. “Class B Common Stock” refers to the Company’s Class B Common Stock, $0.0001 par value per share. “Preferred stock” refers to the Company’s Preferred Stock, $0.0001 par value per share. “Series A Preferred Stock” refers to the Company’s Series A Convertible Preferred Stock, $0.0001 par value per share.

Reverse Stock Split

Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q have been adjusted to give effect to the one-for-five (1-for-5) reverse stock split of each of the Company’s authorized and issued and outstanding Class A Common Stock and the Company’s authorized and issued and outstanding Class B Common Stock, which became effective as of 5:00 p.m. Eastern Daylight Time on July 1, 2024 (the “Reverse Stock Split”).

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business, including “AE 360 DDM”, “Asset Entities Where Assets Are Created”, “SiN”, “Social Influencer Network”, “Ternary D”, “Options Swing”, and associated marks. For convenience, we may not include the ℠, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to introduce new products and services;

●	our ability to obtain additional financing to develop additional services and offerings;

●	anticipated compliance with obligations under intellectual property licenses with third parties;

●	market acceptance of our new offerings;

●	competition from existing online offerings or new offerings that may emerge;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	the accuracy and completeness of the data underlying our or third-party sources’ industry and market analyses and projections;

●	our expectations regarding demand for, and market acceptance of, our services;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2024 (the “2023 Annual Report”). If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

Our Discord investment education and entertainment service is designed primarily by and for enthusiastic Generation Z, or Gen Z, retail investors, creators and influencers. Gen Z is commonly considered to be people born between 1997 and 2012. Our investment education and entertainment service focuses on stock, real estate, cryptocurrency, and NFT community learning programs designed for the next generation. While we believe that Gen Z will continue to be our primary market, our Discord server offering features education and entertainment content covering real estate investments, which is expected to appeal strongly to older generations as well. Our current combined server user membership was approximately 200,000 as of September 30, 2024.

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

Our revenue depends on the number of paying subscribers to our Discord servers. During the three months ended September 30, 2024 and 2023, we received revenue from 1,184 and 298 Asset Entities Discord server paying subscribers, respectively.

Our Historical Performance

As of September 30, 2024, the Company had an accumulated deficit of $9,994,891 and cash balance of $2,098,406. During the three months ended September 30, 2024 and 2023, we had a net loss of $1,315,369 and $1,190,491, respectively. To date, the Company has financed its operations primarily through capital raises and sales of its services. In April 2024, the Company filed a Registration Statement on Form S-3 (File No. 333-278707), which was declared effective by the SEC on April 26, 2024, for potential offerings of up to $100,000,000 in aggregate (the “Shelf Registration Statement”), subject to the requirement that in no event may we sell shares having a value exceeding more than one-third of our public float in any 12-month period under the Shelf Registration Statement so long as our public float remains below $75,000,000. In May 2024, the Company completed the first of a two-part private placement of its Series A Preferred Stock for gross proceeds of $1.5 million, and in July 2024, the Company completed the second part of the private placement for an additional $1.5 million in gross proceeds. In September 2024, the Company entered into a Sales Agreement, dated as of September 27, 2024 (the “ATM Sales Agreement”), between the Company and A.G.P./Alliance Global Partners (the “Sales Agent”), and filed a prospectus supplement to the Shelf Registration Statement for an “at the market offering” of shares of Class B Common Stock (the “ATM Financing”) for gross proceeds of up to $1,791,704. The Company expects that up to approximately $1.0 million of additional gross proceeds may be sold in the ATM Financing, subject to the Company’s ability to meet the requirements of SEC rules for the filing of an additional prospectus supplement to the Shelf Registration Statement for such additional amount. Based on the Company’s existing cash resources and the cash expected to be received from the ATM Financing and other planned financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through September 30, 2025 and for at least 12 months beyond that period. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Recent Developments

On September 30, 2024, we cancelled 30,067 shares of Class B Common Stock that were granted as restricted stock under the Asset Entities Inc. 2022 Equity Incentive Plan (the “Plan”) due to the termination of the grantee’s employment, which were forfeited and returned to the Plan in accordance with the terms of the Plan.

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

	Three Months Ended
Operations Data	September 30, 2024	September 30, 2023
Revenues	$202,921	$60,135

Operating expenses
Contract labor	133,031	56,537
General and administrative	677,074	518,248
Management compensation	708,185	675,841
Total operating expenses	1,518,290	1,250,626

Loss from operations	(1,315,369)	(1,190,491)

Net loss	(1,315,369)	(1,190,491)

Revenues. Our revenues increased 237.4% to approximately $0.20 million for the three months ended September 30, 2024 from approximately $0.06 million for the three months ended September 30, 2023. This increase was primarily due to an increase in revenues from the increased number of our Discord server paying subscribers during the three months ended September 30, 2024, including subscribers to the OptionsSwing and Pure Profits Discord servers that the Company acquired in November 2023 and June 2024, respectively, compared to such revenues for the three months ended September 30, 2023, which preceded the acquisitions of the OptionsSwing and Pure Profits Discord servers. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 21.4% to approximately $1.52 million for the three months ended September 30, 2024 from approximately $1.25 million for the three months ended September 30, 2023. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings of approximately $0.24 million and an increase in management compensation costs of approximately $0.03 million for the three months ended September 30, 2024, compared to such costs for the three months ended September 30, 2023.

Loss From Operations. Our loss from operations increased 10.5% to approximately $1.32 million for the three months ended September 30, 2024 from approximately $1.19 million for the three months ended September 30, 2023. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings of approximately $0.24 million and an increase in management compensation costs of approximately $0.03 million for the three months ended September 30, 2024, compared to such costs for the three months ended September 30, 2023.

Comparison of Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended
Operations Data	September 30, 2024	September 30, 2023
Revenues	$420,728	$196,182

Operating expenses
Contract labor	381,900	141,201
General and administrative	1,954,076	1,361,902
Management compensation	2,513,562	2,275,878
Total operating expenses	4,849,538	3,778,981

Loss from operations	(4,428,810)	(3,582,799)

Net loss	(4,428,810)	(3,582,799)

Revenues. Our revenues increased 114.5% to approximately $0.42 million for the nine months ended September 30, 2024 from approximately $0.20 million for the nine months ended September 30, 2023. This increase was primarily due to an increase in revenues from the increased number of our Discord server paying subscribers during the nine months ended September 30, 2024, including subscribers to the OptionsSwing and Pure Profits Discord servers that the Company acquired in November 2023 and June 2024, respectively, compared to such revenues for the nine months ended September 30, 2023, which preceded the acquisitions of the OptionsSwing and Pure Profits Discord servers. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 28.3% to approximately $4.85 million for the nine months ended September 30, 2024 from approximately $3.78 million for the nine months ended September 30, 2023. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings of approximately $0.84 million and an increase in management compensation costs of approximately $0.23 million for the nine months ended September 30, 2024, compared to such costs for the nine months ended September 30, 2023.

Loss From Operations. Our loss from operations increased 23.6% to approximately $4.43 million for the nine months ended September 30, 2024 from approximately $3.58 million for the nine months ended September 30, 2023. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings of approximately $0.84 million and an increase in management compensation costs of approximately $0.23 million for the nine months ended September 30, 2024, compared to such costs for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had an accumulated deficit of $9,994,891. During the nine months ended September 30, 2024 and 2023, we had a net loss of $4,428,810 and $3,582,799, respectively. To date, we have financed our operations primarily through capital raises and sales of our services. In April 2024, we filed the Shelf Registration Statement, which was also declared effective by the SEC in April 2024, for potential offerings of up to $100,000,000 in aggregate, subject to the requirement that in no event may we sell shares having a value exceeding more than one-third of our public float in any 12-month period under the Shelf Registration Statement so long as our public float remains below $75,000,000. In May 2024, the Company completed the first of a two-part private placement of its Series A Preferred Stock for gross proceeds of $1.5 million, and in July 2024, the Company completed the second part of the private placement for an additional $1.5 million in gross proceeds. In September 2024, the Company entered into the ATM Sales Agreement and filed a prospectus supplement to the Shelf Registration Statement for the ATM Financing for gross proceeds of up to $1,791,704. The Company expects that up to approximately $1.0 million of additional gross proceeds may be sold in the ATM Financing, subject to the Company’s ability to meet the requirements of SEC rules for the filing of an additional prospectus supplement to the Shelf Registration Statement for such additional amount. Based on our existing cash resources and the cash expected to be received from the ATM Financing and other planned financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through September 30, 2025 and for at least 12 months beyond that period, including the Company’s costs associated with being a public reporting company.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$(3,453,090)	$(2,953,523)
Net cash provided by (used in) investing activities	(214,761)	(7,543)
Net cash provided by (used in) financing activities	2,841,934	6,845,050
Net change in cash	(825,917)	3,883,984
Cash at beginning of period	2,924,323	137,177
Cash at end of period	$2,098,406	$4,021,161

Net cash used in operating activities was approximately $3.45 million for the nine months ended September 30, 2024, as compared to net cash used in operating activities of approximately $2.95 million for the nine months ended September 30, 2023. This increase was primarily due to an increase in net loss.

Net cash used in investing activities was approximately $0.215 million for the nine months ended September 30, 2024, as compared to $0.008 million for the nine months ended September 30, 2023. This change was primarily due to the purchase of an intangible asset and increased purchases of property and equipment during the nine months ended September 30, 2024 compared to a lesser amount of such purchases for the nine months ended September 30, 2023.

Net cash provided by financing activities was approximately $2.84 million for the nine months ended September 30, 2024, as compared to approximately $6.85 million net cash provided by financing activities for the nine months ended September 30, 2023. This change was primarily due to the reduced amount of proceeds from the Company’s private placements during the nine months ended September 30, 2024 compared to the proceeds received from its February 2023 initial public offering.

Initial Public Offering and Underwriting Agreement

On February 2, 2023, the Company entered into the Underwriting Agreement, dated as of February 2, 2023, between the Company and Boustead Securities, LLC, a registered broker-dealer (“Boustead”), as representative of the underwriters named on Schedule 1 thereto (the “Underwriting Agreement”), relating to the Company’s initial public offering of 1,500,000 shares of Class B Common Stock (the “IPO Shares”). Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at a purchase price (the “IPO Price”) of $23.25 (93% of the public offering price per share of $25.00, after deducting underwriting discounts and commissions and before deducting a 0.75% non-accountable expense allowance), and one or more warrants to purchase 7% of the aggregate number of shares of Class B Common Stock sold in the initial public offering, at an exercise price equal to 125% of the public offering price, subject to adjustment (the “Representative’s Warrant”).

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

The following is the Company’s reasonable estimate of the uses of the proceeds from the initial public offering from the date of the closing of the offering on February 7, 2023 through September 30, 2024:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	$0.3 million was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	Approximately $6.0 million was used for working capital; and

●	None was used for temporary investments.

As of the date of this Quarterly Report on Form 10-Q, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of the Company’s directors or officers, any of their associates, any persons owning 10% or more of any class of the Company’s equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

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

The Underwriting Agreement contains other customary representations, warranties and covenants by the Company, customary conditions to closing, indemnification obligations of the Company and Boustead, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties. The Underwriting Agreement also provided that the engagement letter agreement between the Company and Boustead, dated November 29, 2021 (the “Boustead Engagement Letter”), remained in full force and effect.

Engagement Letter with Boustead Securities, LLC

The Boustead Engagement Letter expired on February 7, 2024. Following the expiration of the Boustead Engagement Letter, we must compensate Boustead with a cash fee equal to 7% and non-accountable expense allowance equal to 1% of the gross proceeds received by the Company from the sale of securities in an investment transaction, or up to 10% of the gross proceeds from certain other merger, acquisition, or joint venture, strategic alliance, license, research and development, or other similar transactions, with a party, including any investor in a private placement in which Boustead served as placement agent or in the initial public offering, or who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter, including any Company officers, directors, employees, consultants, advisors, stockholders, members, or partners, for such transactions that occur during the 12-month period following the expiration of the Boustead Engagement Letter, as described further below (the “Tail Rights”). However, see “—ATM Financing – Waivers and Consents to ATM Financing” below.

The Boustead Engagement Letter also provided Boustead a right of first refusal (the “Right of First Refusal”) for two years following the expiration of the Boustead Engagement Letter to act as financial advisor, lead managing underwriter, book runner, placement agent, or to act as joint advisor, managing underwriter, book runner, or placement agent on at least equal economic terms, on any public or private financing (debt or equity), merger, business combination, recapitalization or sale of some or all of the equity or assets of the Company.  In the event that we engage Boustead to provide such services, Boustead will be compensated consistent with the Boustead Engagement Letter, as described below, unless we mutually agree otherwise. However, see “—ATM Financing – Waivers and Consents to ATM Financing” below.

Under the Boustead Engagement Letter, in connection with a transaction as to which Boustead duly exercises the Right of First Refusal or is entitled to the Tail Rights, Boustead shall receive compensation as follows:

●	other than normal course of business activities, as to any sale, merger, acquisition, joint venture, strategic alliance, license, research and development, or other similar agreements, Boustead will accrue compensation under a percentage fee of the Aggregate Consideration (as defined in the Boustead Engagement Letter) calculated as follows:

○	10.0% for Aggregate Consideration of less than $10,000,000; plus

○	8.0% for Aggregate Consideration between $10,000,000 - $25,000,000; plus

○	6.0% for Aggregate Consideration between $25,000,001 - $50,000,000; plus

○	4.0% for Aggregate Consideration between $50,000,001 - $75,000,000; plus

○	2.0% for Aggregate Consideration between $75,000,001 - $100,000,000; plus

○	1.0% for Aggregate Consideration above $100,000,000;

●	for any investment transaction including any common stock, preferred stock, ordinary shares, convertible stock, limited liability company or limited partnership memberships, debt, convertible debentures, convertible debt, debt with warrants, stock warrants, stock options (excluding issuances to Company employees), stock purchase rights, or any other securities convertible into common stock, any form of debt instrument involving any form of equity participation, and including the conversion or exercise of any securities sold in any transaction, Boustead shall receive upon each investment transaction closing a success fee, payable in (i) cash, equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (ii) a non-accountable expense allowance equal to 1% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (iii) warrants equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, including shares issuable upon conversion or exercise of the securities sold in any transaction, and in the event that warrants or other rights are issued in the investment transaction, 7% of the shares issuable upon exercise of the warrants or other rights, and in the event of a debt or convertible debt financing, warrants to purchase an amount of Company stock equal to the 7% of the gross amount or facility received by the Company in a debt financing divided by the warrant exercise share. The warrant exercise price will be the lower of: (i) the fair market value price per share of the Company’s common stock as of each such financing closing date; (ii) the price per share paid by investors in each respective financing; (iii) in the event that convertible securities are sold in the financing, the conversion price of such securities; or (iv) in the event that warrants or other rights are issued in the financing, the exercise price of such warrants or other rights;

●	any such warrants will be transferable in accordance with FINRA rules and SEC regulations, exercisable from the date of issuance and for a term of five years, contain cashless exercise provisions, be non-callable and non-cancelable with immediate piggy-back registration rights, have customary anti-dilution provisions and any future stock issuances, etc., at a price(s) below the exercise price per share, at terms no less favorable than the terms of any warrants issued to participants in the related transaction, and provide for automatic exercise immediately prior to expiration; and

●	reasonable out-of-pocket expenses in connection with the performance of its services, regardless of whether a transaction occurs.

However, see “—ATM Financing – Waivers and Consents to ATM Financing” below.

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

October 2023 and April 2024 Private Placements with Triton Funds LP

Sales to Triton Funds LP

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

On August 18, 2023, the Company filed a Registration Statement on Form S-1 (File No. 333-274079) to register the offer and sale of the Triton Securities in an amount of up to 177,000 shares of Class B Common Stock consisting of Triton Shares and Triton Warrant Shares, as well as other securities. The registration statement was declared effective by the SEC on September 6, 2023.

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

Compensation to Boustead Securities, LLC

In connection with the First Triton Closing, pursuant to the Boustead Engagement Letter and the Underwriting Agreement, the Company was required to pay Boustead a fee equal to 7% of the aggregate purchase price, and non-accountable expense allowance equal to 1% of the aggregate purchase price for the First Triton Shares. In addition, the Company issued a warrant (the “October 2023 Boustead Warrant”) to Boustead for the purchase of 3,688 shares of Class B Common Stock, equal to 7% of the number of the First Triton Shares, with an exercise price of $1.3447 per share, subject to adjustment, a five-year term, and cashless exercise and registration rights.

In connection with the Second Triton Closing, pursuant to the Boustead Engagement Letter and the Underwriting Agreement, the Company paid Boustead, as placement agent compensation, a fee equal to 7% of the aggregate purchase price and a non-accountable expense allowance equal to 1% of the aggregate purchase price for the Second Triton Shares. In addition, the Company issued a warrant (the “April 2024 Boustead Warrant”) to Boustead for the purchase of 8,702 shares of Class B Common Stock, equal to 7% of the number of the Second Triton Shares, with an exercise price of $1.70 per share, subject to adjustment, a five-year term, and cashless exercise and registration rights.

Exhibits

The Triton Closing Agreement, the Triton Amended and Restated Closing Agreement, the First Triton Amendment, the Second Triton Amendment, the Third Triton Amendment, the form of the Triton Pre-Funded Warrant, and the form of the October 2023 Boustead Warrant and April 2024 Boustead Warrant are filed as Exhibit 10.25, Exhibit 10.26, Exhibit 10.27, Exhibit 10.30, Exhibit 10.32, Exhibit 4.6, and Exhibit 4.7 to the 2023 Annual Report, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

June 2024 TommyBoyTV Asset Purchase Agreement

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

Private Placements of Series A Preferred Stock

Under a Securities Purchase Agreement, dated as of May 24, 2024, as amended by a First Amendment to Securities Purchase Agreement, dated as of June 13, 2024 (as amended, the “Ionic Purchase Agreement”), between the Company and Ionic Ventures, LLC, a California limited liability company (“Ionic”), the Company agreed to the issuance and sale of up to 330 shares of the Company’s newly designated Series A Preferred Stock for maximum gross proceeds of $3,000,000. The shares of the Series A Preferred Stock are convertible into shares of Class B Common Stock. Pursuant to the Ionic Purchase Agreement, the Company is required to issue and sell 165 shares of Series A Preferred Stock at each of two closings subject to the satisfaction of the terms and conditions for each closing.

The first closing (the “First Ionic Closing”) occurred on May 24, 2024 for the issuance and sale of 165 shares of Series A Preferred Stock for gross proceeds of $1,500,000. The second closing (the “Second Ionic Closing”), for the issuance and sale of 165 shares of Series A Preferred Stock for gross proceeds of $1,500,000, was required to occur on the first business day on which the conditions specified in the Ionic Purchase Agreement for the Second Ionic Closing were satisfied or waived, including the filing and effectiveness of the First Registration Statement (as defined below) and the effectiveness of the Stockholder Approval (as defined below). On July 29, 2024, the conditions to the occurrence of the Second Ionic Closing were met. As a result, on July 29, 2024, the Company issued and sold 165 shares of Series A Preferred Stock to Ionic for gross proceeds of $1,500,000.

Registration Rights Agreement

In connection with the Ionic Purchase Agreement, the Company agreed to provide certain registration rights to Ionic, pursuant to the Registration Rights Agreement, dated as of May 24, 2024, between the Company and Ionic (the “Ionic Registration Rights Agreement”). The Ionic Registration Rights Agreement provides for the registration for resale of any and all shares of Class B Common Stock issuable to Ionic with respect to the shares of Series A Preferred Stock under the Ionic Purchase Agreement (the “Registrable Conversion Shares”). Within the later of 15 calendar days of the First Ionic Closing or May 24, 2024, the Company was required to file a registration statement (the “First Registration Statement”) for the offer and resale of the maximum number of Registrable Conversion Shares permitted to be covered in accordance with applicable SEC rules, regulations and interpretations. The First Registration Statement was required to be declared effective within 45 days of the First Ionic Closing, or 90 days if the First Registration Statement received a review. Pursuant to these requirements, a Registration Statement on Form S-1 (File No. 333-280020), was originally filed by the Company with the SEC on June 7, 2024, and as amended, was filed to register the offer and resale of 385,894 shares of Class B Common Stock, which was considered the maximum number of Registrable Conversion Shares permitted to be covered in accordance with applicable SEC rules, regulations and interpretations, and was declared effective by the SEC on July 24, 2024. Following the Second Ionic Closing, which occurred on July 29, 2024, for the issuance and sale of an additional 165 shares of Series A Preferred Stock for gross proceeds of $1,500,000, the Company was required to file a registration statement (the “Second Registration Statement”) within 45 days of the Second Ionic Closing for the offer and resale of the maximum number of Registrable Conversion Shares permitted to be covered in accordance with applicable SEC rules, regulations and interpretations. The Second Registration Statement was required to be declared effective within 45 days of the Second Ionic Closing, or 90 days if the Second Registration Statement received a review. Pursuant to these requirements, a Registration Statement on Form S-1 (File No. 333-281438), was originally filed by the Company with the SEC on August 9, 2024, and as amended, was filed to register the offer and resale of 482,120 shares of Class B Common Stock, which was considered the maximum number of Registrable Conversion Shares permitted to be covered in accordance with applicable SEC rules, regulations and interpretations, and was declared effective by the SEC on September 11, 2024.

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

The form of the Registration Rights Agreement is filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2024, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Terms of Series A Convertible Preferred Stock under Certificate of Designation and Securities Purchase Agreement

Pursuant to the Ionic Purchase Agreement, on May 24, 2024, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock of the Company with the Secretary of State of the State of Nevada (the “Initial Certificate of Designation”), as amended by the Certificate of Amendment to Designation (the “First Designation Amendment”) filed with the Secretary of State of the State of Nevada on June 14, 2024, as amended by the Certificate of Amendment to Designation (the “Second Designation Amendment”) filed with the Secretary of State of the State of Nevada on September 4, 2024 at 9:58 AM Pacific Daylight Time, as amended by the Certificate of Amendment to Designation (the “Third Designation Amendment”) filed with the Secretary of State of the State of Nevada on September 4, 2024 at 11:38 AM Pacific Daylight Time (as amended, the “Certificate of Designation”), designating 660 shares of the Company’s preferred stock as “Series A Convertible Preferred Stock,” $0.0001 par value per share, and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Series A Preferred Stock. Each share of Series A Preferred Stock has an initial stated value (“Stated Value”) of $10,000 per share.

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

Holders of Series A Preferred Stock will be entitled to convert shares of Series A Preferred Stock into a number of shares of Class B Common Stock determined by dividing the Stated Value of such shares (plus any accrued but unpaid dividends and other amounts due, unless paid by the Company in cash) by the conversion price of the Series A Preferred Stock (the “Conversion Price”). The initial Conversion Price is $3.75, subject to adjustment including adjustments due to full-ratchet anti-dilution provisions. Holders may elect to convert shares of Series A Preferred Stock to Class B Common Stock at an alternate Conversion Price equal to 85% (or 70% if the Company’s Class B Common Stock is suspended from trading on or delisted from a principal trading market or upon occurrence of a Triggering Event) of the average of the lowest daily volume weighed average price of the Class B Common Stock during the Alternate Conversion Measuring Period (as defined in the Certificate of Designation).

A holder of Series A Preferred Stock may not convert the Series A Preferred Stock into Class B Common Stock to the extent that such conversion would cause such holder’s beneficial ownership of Class B Common Stock to exceed 4.99% of the outstanding Class B Common Stock immediately after conversion, which may be increased by the holder to up to 9.99% upon no fewer than 61 days’ prior notice (the “Series A Beneficial Ownership Limitation”). Any conversion of shares of Series A Preferred Stock that would result in the holder beneficially owning in excess of 4.99% of the shares of Class B Common Stock will not be effected, and the shares of Class B Common Stock that would cause such excess will be held in abeyance and not issued to the holder until the date the Company is notified by the holder that its ownership is less than 4.99%, at the applicable Conversion Price, and subject to the holder’s compliance with other applicable procedural requirements for conversion. Holders of Series A Preferred Stock are not prohibited from delivering a Conversion Notice (as defined by the Certificate of Designation) while another Conversion Notice remains outstanding.

The Certificate of Designation provides that the Conversion Price may not be lower than a floor price (the “Floor Price”) of $0.4275 per share, subject to adjustment for stock splits and similar transactions. If the Conversion Price would be less than the Floor Price, then, subject to the terms and conditions of the Certificate of Designation, the Stated Value will automatically increase in the manner provided pursuant to the Certificate of Designation, as described in the following paragraph. The Series A Preferred Stock also may not be converted except to the extent that the shares of Class B Common Stock issuable upon such conversion may be resold pursuant to Rule 144 or an effective and available registration statement.

If a conversion of Series A Preferred Stock would have resulted in the issuance of an amount of shares of Class B Common Stock exceeding 19.99% of the Company’s common stock outstanding as of the date of the signing of the related binding agreement, which number of shares would be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by the Certificate of Designation under applicable rules of Nasdaq, including Nasdaq Listing Rule 5635(d) (such amount, the “Exchange Limitation”), the Conversion Price would have been required to be at least equal to the price (the “Minimum Price”) that would be the lower of the last closing price of the stock immediately preceding the signing of the related binding agreement and the average closing price for the five Trading Days (as defined below) immediately preceding the signing of the related binding agreement, before the effectiveness of the approval of such number of the holders of the outstanding shares of the Company’s voting securities as required by the Bylaws of the Company (the “Bylaws”) and the Nevada Revised Statutes (“NRS”), to ratify and approve all of the transactions contemplated by the Transaction Documents (as defined in the Ionic Purchase Agreement), including the issuance of all of the shares of Series A Preferred Stock and shares of Class B Common Stock upon conversion of the shares of Series A Preferred Stock, all as may be required by the applicable rules and regulations of The Nasdaq Capital Market tier of Nasdaq (or any successor entity) (the “Stockholder Approval”). In the event that the Conversion Price on a Conversion Date (as defined in the Certificate of Designation) would have been less than the applicable Minimum Price or the Floor Price if not for the immediately preceding sentence, then, upon any conversion of shares of Series A Preferred Stock, the Stated Value will automatically be increased by an amount equal to the product obtained by multiplying (A) the higher of (I) the highest price that the Class B Common Stock trades at on the Trading Day immediately preceding the Conversion Date and (II) the applicable Conversion Price and (B) the difference obtained by subtracting (I) the number of shares of Class B Common Stock delivered (or to be delivered) to the holder on the applicable Conversion Date with respect to such conversion of shares of Series A Preferred Stock from (II) the quotient obtained by dividing (x) the Stated Value (plus any accrued but unpaid dividends and other amounts due on such shares) of the Series A Preferred Stock being converted that the holder has elected to be the subject of the applicable conversion, by (y) the applicable Conversion Price.

The Ionic Purchase Agreement required that the Company obtain the Stockholder Approval, by the prior written consent of the requisite stockholders as required by the Bylaws and the NRS, to ratify and approve all of the transactions contemplated by the Transaction Documents, including the issuance of all of the shares of Series A Preferred Stock and shares of Class B Common Stock issuable upon conversion of such shares pursuant to the Ionic Purchase Agreement, all as may be required by the applicable rules and regulations of The Nasdaq Capital Market tier of Nasdaq (or any successor entity). The Ionic Purchase Agreement and the Certificate of Designation further required that the Company file a Preliminary Information Statement on Schedule 14C with the SEC within 10 days of the date of the First Ionic Closing followed by the filing of a Definitive Information Statement on Schedule 14C with the SEC within 20 days of the date of the First Ionic Closing, or within 45 days of the date of the First Ionic Closing if delayed due to a court or regulatory agency, including but not limited to the SEC, which was required to disclose the Stockholder Approval. In accordance with the rules of the SEC, the Stockholder Approval was required to become effective 20 days after the Definitive Information Statement was sent or given in accordance with SEC rules.

In accordance with the requirements and provisions described above, on May 24, 2024, the Company obtained the execution of a written consent in lieu of a special meeting of a majority of the voting power of the stockholders of the Company approving a resolution approving the issuance of Class B Common Stock in aggregate in excess of the limitations provided by Nasdaq Listing Rule 5635(d), including that an amount of shares of Class B Common Stock equal to or greater than 20% of the total common stock or voting power outstanding on the date of the Certificate of Designation may be issued pursuant to the Certificate of Designation at a price that may be less than the Minimum Price. On May 31, 2024, the Company filed a Preliminary Information Statement on Schedule 14C with the SEC. On June 13, 2024, the Company filed a Definitive Information Statement on Schedule 14C with the SEC disclosing the Stockholder Approval. As of the 20th day following actions meeting these and other applicable requirements, the Company is permitted to issue more than the limited number of shares as defined by the Exchange Limitation, at a Conversion Price that may be below the Minimum Price.

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

Under the Ionic Purchase Agreement, the Company generally may not sell securities in a financing transaction while Ionic beneficially owns any shares of Series A Preferred Stock or common stock until the end of the 30-day period following the initial date of the effectiveness of each Registration Statement or during any Alternate Conversion Measuring Period. In addition, the Company may not file any other registration statement or any offering statement under the Securities Act, other than a registration statement on Form S-8 or supplements or amendments to registration statements that were filed and effective as of the date of the Ionic Purchase Agreement (solely to the extent necessary to keep such registration statements effective and available and not with respect to any Subsequent Placement), unless each of the First Registration Statement and the Second Registration Statement is effective and the respective prospectuses are available for use, or the outstanding shares of Series A Preferred Stock and underlying shares of Class B Common Stock may be resold without limitation under Rule 144. Additionally, the Company may not, directly or indirectly, redeem, or declare or pay any cash dividend or distribution on, any securities of the Company without the prior express written consent of Ionic (other than as required by the Certificate of Designation).

The Initial Certificate of Designation, the First Designation Amendment, Second Designation Amendment and the Third Designation Amendment are filed as Exhibit 3.3, Exhibit 3.4, Exhibit 3.6 and Exhibit 3.7 to this Quarterly Report on Form 10-Q, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits. The form of the Ionic Purchase Agreement is filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2024, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Compensation to Boustead Securities, LLC

In connection with each of the First Ionic Closing and the Second Ionic Closing, pursuant to the Boustead Engagement Letter and the Underwriting Agreement, the Company was required to pay Boustead a fee equal to 7% of the aggregate purchase price and a non-accountable expense allowance equal to 1% of the aggregate purchase price for the Series A Preferred Stock. On the date of the First Ionic Closing, we therefore paid Boustead a total amount of $120,000. In addition, the Company was required to issue a warrant to Boustead for the purchase of 30,800 shares of Class B Common Stock, equal to 7% of the number of shares of Class B Common Stock that may be issued upon conversion of the shares of Series A Preferred Stock sold at the First Ionic Closing at the initial Conversion Price of $3.75 per share (the “May 2024 Boustead Warrant”). On the date of the Second Ionic Closing, we paid Boustead a total amount of $120,000. In addition, on the date of the Second Ionic Closing, the Company was required to issue a warrant to Boustead for the purchase of 30,800 shares of Class B Common Stock, equal to 7% of the number of shares of Class B Common Stock that may be issued upon conversion of the shares of Series A Preferred Stock sold at the Second Ionic Closing at the initial Conversion Price of $3.75 per share (the “July 2024 Boustead Warrant”).

Pursuant to an Assignment and Assumption Agreement, dated as of July 30, 2024, among Boustead, Sutter Securities, Inc., a registered broker-dealer and an affiliate of Boustead (“Sutter”), and the Company (the “First July 2024 Boustead Warrant Assignment Agreement”), all of the rights to the July 2024 Boustead Warrant were assigned by Boustead to Sutter. Pursuant to an Assignment and Assumption Agreement, dated as of July 30, 2024, among Sutter, Michael R. Jacks (the “Warrant Assignee”), Boustead, and the Company (the “Second July 2024 Boustead Warrant Assignment Agreement”), all of the rights to the July 2024 Boustead Warrant were assigned by Sutter to the Warrant Assignee, a registered representative of Sutter. Pursuant to the First July 2024 Boustead Warrant Assignment Agreement and the Second July 2024 Boustead Warrant Assignment Agreement, the July 2024 Boustead Warrant was cancelled, and a warrant (the “July 2024 Assignee Warrant”) was issued to the Warrant Assignee. The terms of the July 2024 Assignee Warrant are identical to those of the July 2024 Boustead Warrant.

The May 2024 Boustead Warrant and the July 2024 Boustead Assignee Warrant have an exercise price of $3.75 per share, subject to adjustment, five-year terms, and cashless exercise and piggyback registration rights.

The May 2024 Boustead Warrant was filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2024, and the description above is qualified in its entirety by reference to the full text of such exhibit. The July 2024 Assignee Warrant is filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit. The First July 2024 Boustead Warrant Assignment Agreement and the Second July 2024 Boustead Warrant Assignment Agreement are filed as Exhibit 10.4 and Exhibit 10.5 to this Quarterly Report on Form 10-Q, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

ATM Financing

ATM Sales Agreement

On September 27, 2024, the Company entered into the ATM Sales Agreement with the Sales Agent. Under the terms of the ATM Sales Agreement, the Company may, from time to time, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, issue and sell through or to the Sales Agent, up to a maximum aggregate amount of $1,791,704 of shares of the Company’s Class B Common Stock (the “ATM Shares”). The issuance and sale of the ATM Shares to or through the Sales Agent from time to time will be effected pursuant to the Shelf Registration Statement and the prospectus supplement filed by the Company with the SEC on September 30, 2024 relating to the offering of the ATM Shares and the accompanying base prospectus.

Pursuant to the ATM Sales Agreement, the Company may issue and sell the ATM Shares from time to time through or to the Sales Agent, acting as sales agent or principal, subject to the terms and conditions of the ATM Sales Agreement. The Company may instruct the Sales Agent to make such sales, and the Sales Agent, as agent, will use its commercially reasonable efforts to sell the ATM Shares within the parameters set forth in the Company’s notice to sell, and subject to the satisfaction of the Company’s obligations as set forth in the ATM Sales Agreement. The Company will designate the parameters within which the ATM Shares must be sold, including at a minimum the number to be sold, the time period during which sales are requested to be made, any limitation on the number of the ATM Shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Company has no obligation to sell, and the Sales Agent is not obligated to buy or sell, any of the ATM Shares under the ATM Sales Agreement and may at any time suspend offers under the ATM Sales Agreement or terminate the ATM Sales Agreement as provided for in the ATM Sales Agreement. The offering of the ATM Shares pursuant to the related prospectus supplement to the Shelf Registration Statement and the accompanying base prospectus will terminate upon the earlier of (i) the sale of the ATM Shares pursuant to such prospectus supplement and accompanying base prospectus having an aggregate sales price of $1,791,704, and (ii) the termination by the Company or the Sales Agent of the ATM Sales Agreement pursuant to its terms.

The Sales Agent may sell ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act.

Unless otherwise agreed between the Company and the Sales Agent, settlement for sales of the ATM Shares will occur on the first trading day following the date on which any sales are made. Sales of the ATM Shares will be settled through the facilities of The Depository Trust Company or by such other means as the Company and the Sales Agent may agree. There is no arrangement for funds to be received in an escrow, trust or similar arrangement.

The Company will pay the Sales Agent a cash commission of 3.0% of the gross sales price of the ATM Shares sold by the Sales Agent pursuant to the ATM Sales Agreement. Pursuant to the terms of the ATM Sales Agreement, the Company also agreed to reimburse the Sales Agent for reasonable fees and expenses, not to exceed $60,000 (including but not limited to the reasonable and documented fees and disbursements of its legal counsel), and additional amounts for annual maintenance of the ATM Sales Agreement (including but not limited to the reasonable and documented fees and disbursements of its legal counsel) on a quarterly basis, not to exceed $5,000 per quarter.

Each of the Company and the Sales Agent has the right, by giving written notice as specified in the ATM Sales Agreement, to terminate the ATM Sales Agreement in its sole discretion at any time upon five (5) days’ prior written notice. The Sales Agent also has the right to terminate the ATM Sales Agreement at any time in certain circumstances, including in the event of the occurrence of a material adverse change with respect to the Company, the failure of the Company to perform its obligations under the ATM Sales Agreement, any failure to fulfill any condition to the obligations of the Sales Agent under the ATM Sales Agreement, or any suspension or limitation of trading of the ATM Shares.

The ATM Sales Agreement contains certain covenants, representations and warranties customary for an agreement of this type. The Company agreed to provide indemnification and contribution to the Sales Agent against certain liabilities, including liabilities under the Securities Act.

This Quarterly Report on Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy, and the ATM Shares cannot be sold in any state or jurisdiction in which the offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any state or jurisdiction. Any offer will be made only by means of a prospectus, consisting of a prospectus supplement and the accompanying base prospectus, forming a part of the effective registration statement.

A copy of the ATM Sales Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Waivers and Consents to ATM Financing

On September 20, 2024, the Company entered into a Waiver and Consent, dated as of September 20, 2024 (the “Ionic ATM Waiver”), between the Company and Ionic, pursuant to which Ionic waived any prohibition, restriction or adverse adjustment that would otherwise apply to any action of the Company relating to an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act), of equity securities of up to $5 million (“Waived ATM Financing”) under the Ionic Purchase Agreement or the Certificate of Designation. Pursuant to the Ionic ATM Waiver, regardless of the terms and conditions of the Ionic Purchase Agreement and the Certificate of Designation, the Company may at any time enter into any agreement relating to a Waived ATM Financing, the filing of a prospectus supplement to a prospectus contained in an effective registration statement that was filed under the Securities Act relating to a Waived ATM Financing, the announcement of a Waived ATM Financing, the issuance, offer, sale, or grant of any shares of Class B Common Stock relating to a Waived ATM Financing, or the issuance, offer, sale, or grant of any securities in connection with either the provision of goods or services or settlement of any obligations that may otherwise arise with respect to a Waived ATM Financing. In addition, pursuant to the Ionic ATM Waiver, Ionic waived any adjustment to the applicable Conversion Price, which partly determines the number of shares of Class B Common Stock issuable upon conversion of a share of Series A Preferred Stock, that would otherwise occur as a result of any Waived ATM Financing under the terms of the Certificate of Designation.

On September 26, 2024, the Company entered into a Limited Waiver and Consent, dated as of September 26, 2024 (the “Boustead ATM Waiver”), between the Company and Boustead. Pursuant to the Boustead ATM Waiver, Boustead waived any condition on, restriction on, compensation rights, or rights of first refusal that would be applicable under the Boustead Engagement Letter and the Underwriting Agreement in relation to a Waived ATM Financing. Pursuant to the Boustead ATM Waiver, the Company may at any time enter into any agreement relating to a Waived ATM Financing, the filing of a prospectus supplement to a prospectus contained in an effective registration statement that was filed under the Securities Act relating to a Waived ATM Financing, the announcement of a Waived ATM Financing, the issuance, offer, sale, or grant of any shares of the Class B Common Stock relating to a Waived ATM Financing, or the issuance, offer, sale, or grant of any securities in connection with either the provision of goods or services or settlement of any obligations that may otherwise arise with respect to a Waived ATM Financing. As consideration, the Boustead ATM Waiver provides that the Company will promptly pay Boustead 3.0% of the gross sales price of all shares of Class B Common Stock sold in connection with any Waived ATM Financing until the end of the applicability of the provisions of the right of first refusal provisions of the Boustead Engagement Letter.

The Ionic ATM Waiver and the Boustead ATM Waiver are filed as Exhibit 10.2 and Exhibit 10.3 to this Quarterly Report on Form 10-Q, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

Contractual Obligations

During the nine months ended September 30, 2024 and 2023, we had no significant cash requirements for capital expenditures or other cash needs under any contractual or other obligations, except as follows.

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

Under a Renewal Service Agreement, dated as of October 10, 2023, between the Company and Regus Management, the Company leases an office located at 100 Crescent Court, 7th Floor, Dallas, Texas 75201, for a total monthly payment of $1,228. The term of the lease is from February 1, 2024 to January 31, 2025.

Under a Renewal Service Agreement, dated as of November 9, 2023, between the Company and Regus Management, the Company leases an office located at 100 Crescent Court, 7th Floor, Dallas, Texas 75201, for a total monthly payment of $5,329. The term of the lease is from March 1, 2024 to November 30, 2024.

In addition, under a Renewal Service Agreement, dated as of June 9, 2024, between the Company and Regus Management, the Company will lease an office located at 100 Crescent Court, 7th Floor, Dallas, Texas 75201, for a total monthly payment of $1,981. The term of the lease will be from October 1, 2024 to September 30, 2025.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included with this Quarterly Report on Form 10-Q, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. We believe our most critical accounting policies and estimates relate to the following:

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. During the nine months ended September 30, 2024 and 2023, there were no intangible asset impairment charges.

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

Advertising Expenses

The Company expenses advertising costs as they incurred. Total advertising expenses were $453,976 and $324,570 for the nine months ended September 30, 2024 and 2023, respectively, and have been included as part of general and administrative expenses.

Research and Development

Research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.

The Company incurred research and development expenses of $336,719 and $0 for the nine months ended September 30, 2024 and 2023, respectively, and have been included as part of contract labor.

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

Contract Liabilities

these agreements is recognized over the related service period. As of September 30, 2024 and December 31, 2023, total contract liabilities were $610 and $3,445 respectively. Contract liabilities are expected to be recognized as revenue over a period not to exceed twelve (12) months.

Changes in contract liabilities for the nine months ended September 30, 2024 are as follows:

September 30,
2024
Balance, December 31, 2023	$3,445
Deferral of revenue	-
Recognition of revenue	(2,835)
Balance, September 30, 2024	$610

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

For the three months ended September 30, 2024, warrants representing 105,490 shares of common stock equivalents were excluded from the computation from diluted net loss per share as the result was anti-dilutive.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions and balances. There were no related party transactions except management fees. During the nine months ended September 30, 2024 and 2023, the Company paid management fees to their controlling members totaling $2,513,562 and $2,275,878, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following is the Company’s reasonable estimate of the uses of the proceeds from the initial public offering from the date of the closing of the offering on February 7, 2023 through September 30, 2024:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	$0.3 million was used for the acquisition of other businesses;

●	None was used for the repayment of indebtedness;

●	Approximately $6.0 million was used for working capital; and

●	None was used for temporary investments.

As of the date of this Quarterly Report on Form 10-Q, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of the Company’s directors or officers, any of their associates, any persons owning 10% or more of any class of the Company’s equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and the Company does not expect, any material change in the planned use of proceeds from the initial public offering as described in the IPO Registration Statement and the Final IPO Prospectus or any exercise of the Representative’s Warrant, as described in the Post-Effective Amendment.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2024, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended September 30, 2024 but was not reported, other than as disclosed below. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

Pursuant to the First July 2024 Boustead Warrant Assignment Agreement, all of the rights to the July 2024 Boustead Warrant were assigned by Boustead to Sutter. Pursuant to the Second July 2024 Boustead Warrant Assignment Agreement, all of the rights to the July 2024 Boustead Warrant were assigned by Sutter to the Warrant Assignee, a registered representative of Sutter. Pursuant to the First July 2024 Boustead Warrant Assignment Agreement and the Second July 2024 Boustead Warrant Assignment Agreement, the July 2024 Boustead Warrant was cancelled, and the July 2024 Assignee Warrant was issued to the Warrant Assignee. The terms of the July 2024 Assignee Warrant are identical to those of the July 2024 Boustead Warrant.

The July 2024 Assignee Warrant is filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit. The First July 2024 Boustead Warrant Assignment Agreement and the Second July 2024 Boustead Warrant Assignment Agreement are filed as Exhibit 10.4 and Exhibit 10.5 to this Quarterly Report on Form 10-Q, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation of Asset Entities Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 2, 2022)
3.2	Bylaws of Asset Entities Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 2, 2022)
3.3	Certificate of Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on May 24, 2024 (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed on June 7, 2024)
3.4	Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on June 14, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 20, 2024)
3.5	Certificate of Change of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on June 27, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 27, 2024)
3.6	Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada at 9:58 AM Pacific Daylight Time on September 4, 2024 (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed on October 31, 2024)
3.7	Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada at 11:38 AM Pacific Daylight Time on September 4, 2024 (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-1 filed on October 31, 2024)
4.1	Warrant to Purchase Class B Common Stock issued to Michael R. Jacks, dated as of July 29, 2024 (incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-1 filed on August 9, 2024)
10.1	Sales Agreement, dated as of September 27, 2024, between Asset Entities Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2024)
10.2	Waiver and Consent, dated as of September 20, 2024, between Asset Entities Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 23, 2024)
10.3	Limited Waiver and Consent, dated as of September 26, 2024, between Asset Entities Inc. and Boustead Securities, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 27, 2024)
10.4	Assignment and Assumption Agreement, dated as of July 30, 2024, among Boustead Securities, LLC, Sutter Securities, Inc., and Asset Entities Inc. (incorporated by reference to Exhibit 10.34 to Registration Statement on Form S-1 filed on August 9, 2024)
10.5	Assignment and Assumption Agreement, dated as of July 30, 2024, among Sutter Securities, Inc., Michael R. Jacks, Boustead Securities, LLC, and Asset Entities Inc. (incorporated by reference to Exhibit 10.35 to Registration Statement on Form S-1 filed on August 9, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2024	ASSET ENTITIES INC.

/s/ Arshia Sarkhani
	Name:	Arshia Sarkhani
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Matthew Krueger
	Name:	Matthew Krueger
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)