Form 10-K
period 2024-12-31
Asset Entities Inc.
filed 2025-03-31
CIK 1920406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of Class B Common Stock, $0.0001 par value per share (“Class B Common Stock”), held by non-affiliates (based upon the closing price of such shares as reported on The Nasdaq Stock Market LLC) was $2,288,866.66. Shares held by each executive officer and director and by each person who owned more than 10% of the outstanding shares of Class B Common Stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2025, there were a total of 1,000,000 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding and 13,413,162 shares of the registrant’s Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Asset Entities Inc.

Annual Report on Form 10-K

Year Ended December 31, 2024

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this Annual Report on Form 10-K (this “Annual Report”) only, references in this Annual Report to “we,” “us,” “our,” the “Company,” “Asset Entities,” and “our company” are to Asset Entities Inc., a Nevada corporation. “Class A Common Stock” refers to the Company’s Class A Common Stock, $0.0001 par value per share. “Class B Common Stock” refers to the Company’s Class B Common Stock, $0.0001 par value per share. “Series A Preferred Stock” refers to the Company’s Series A Convertible Preferred Stock, $0.0001 par value per share. Unless otherwise noted, the share and per share information in this report have been adjusted to give effect to the one-for-five (1-for-5) reverse stock split of the authorized and issued and outstanding Class A Common Stock and the authorized and issued and outstanding Class B Common Stock, which became effective as of 5:00 p.m. Eastern Time on July 1, 2024.

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business, including “AE 360 DDM”, “Asset Entities Where Assets Are Created”, “SiN”, “Social Influencer Network”, Ternary D, OptionsSwing, and associated marks. For convenience, we may not include the SM, ®  or ™  symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this Annual Report are the property of their respective owners.

Note Regarding Industry and Market Data

We are responsible for the information contained in this Annual Report. This report includes industry data and forecasts that we obtained from industry publications and surveys as well as public filings and internal company sources. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. Statements as to our ranking, market position and market estimates are based on third-party forecasts, management’s estimates and assumptions about our markets and our internal research. We have not independently verified such third-party information, nor have we ascertained the underlying economic assumptions relied upon in those sources. While we believe that all such information contained in this Annual Report is accurate and complete, nonetheless such data involve uncertainties and risks, including risks from errors, and is subject to change based on various factors, including those discussed under Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” below.

Cautionary Note Regarding Forward-Looking Statements

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” and elsewhere in this Annual Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

●	We have a limited operating history, which may make it difficult to evaluate our business and prospects.

●	The Company may experience negative cash flow.

●	The Company may need to raise additional capital to support its operations.

●	The Company may incur significant losses, and there can be no assurance that the Company will ever become a profitable business.

●	The Company’s future revenue and operating results are unpredictable and may fluctuate significantly.

●	If we are unable to maintain our good standing with the social media platforms where we operate, our business will suffer.

●	The regulation of social media services, and the ban of TikTok in the United States in particular, may threaten our ability to market and promote our services effectively.

●	Risks relating to the blockchain, cryptocurrencies, and NFT industries may cause material adverse effects on our business operations.

●	If demand for our services does not develop as expected, our projected revenues and profits will be affected.

●	The Company will be subject to risk associated with the development of new products or services.

●	The Company may not be able to create and maintain a competitive advantage, given the rapid technological and other competitive changes affecting all markets nationally and worldwide. The Company’s success will depend on its ability to keep pace with any such changes.

●	The technology area is subject to rapid change, and there are risks associated with new products and services.

●	If our paying subscribers are not satisfied with our Discord subscription services, we may face additional cost, loss of profit opportunities, damage to our reputation, or legal liability.

●	Our services are based in a new and unproved market and are subject to the risks of failure inherent in the development of new products and services.

●	Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business and operating results will be harmed.

●	The social media, education, and community-based platform sectors are subject to rapid technological change and, to compete, we must continually evolve and upgrade the user experience to enhance our business.

●	The Company operates in a highly competitive industry and there can be no assurance that the Company will be able to compete successfully.

●	We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.

●	If our co-founders were to experience a loss to their social media followings, it could adversely affect our business, operating results and financial condition.

●	Our business depends on our ability to attract and retain talented qualified employees or key personnel.

●	We may not be able to manage future growth effectively.

●	We may have difficulty scaling and adapting our existing infrastructure to accommodate a larger customer base, technology advances or customer requirements.

●	If the Company fails to develop or protect its intellectual property adequately, the Company’s business could suffer.

●	The Company’s products, services or processes could be subject to claims of infringement of the intellectual property of others.

●	We may experience disruption to our servers or our software which could cause us to lose customers.

●	A failure or breach of our security systems or infrastructure as a result of cyberattacks could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

●	Certain stockholders have substantial influence over our company, and their interests may not be aligned with the interests of other stockholders.

●	Current market conditions and recessionary pressures in one or more of the Company’s markets could impact the Company’s ability to grow its business.

●	We may incur liability as a result of information retrieved from or transmitted over the Internet or published using our services or services of social media platforms, or as a result of claims related to our services or services of social media platforms, and legislation regulating content on social media platforms may require us to change our services or business practices and may adversely affect our business and financial results.

●	We are not currently registered as an investment adviser and if we should have registered as an investment adviser, our failure to do so could subject us to civil and/or criminal penalties.

●	We will face growing regulatory and compliance requirements which can be costly and time-consuming.

●	Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

●	Our business could be negatively impacted by changes in the U.S. political environment.

●	Our business depends on our customers’ continued and unimpeded access to the Internet and the development and maintenance of Internet infrastructure. Internet access providers may be able to block, degrade or charge for access to certain of our services, which could lead to additional expenses and the loss of customers.

●	Our business could be affected by new governmental regulations regarding the Internet.

●	The requirements of being a public company may strain our resources.

●	Climate change and increased focus by governmental organizations on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

●	If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

●	The structure of our common stock has the effect of concentrating voting control with certain Asset Entities officers and directors; this will limit or preclude your ability to influence corporate matters. It may also limit the price and liquidity of our common stock due to its ineligibility for inclusion in certain stock market indices.

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

By October 2020, we had determined that the social media platform Discord, which focuses on users’ shared interests and features premium content instead of advertisements, would be the most effective forum for our vision. We formed a stock investing education and entertainment Discord server, with the server name “STOCKS”. Subsequently, in 2021, we formed similar servers focusing on cryptocurrencies and nonfungible tokens, or NFTs, with the server names “CRYPTOS” and “NFTS”, respectively. We also launched a real estate Discord server in May 2022, with the server name “REALTY”, to provide similar content on various aspects of residential and commercial real estate investing. We believe it is significant, and shows the pioneering vision of our founders, that we were able to obtain the Discord domain names of “STOCKS”, “CRYPTOS”, “NFTS”, and “REALTY” for their four main Discord communities. We believe that each of these servers is one of the first of its kind on Discord.

As of December 31, 2024, we had launched or acquired a total of ten Discord servers, and our Discord servers had approximately 206,899 members combined. We plan to launch or acquire servers with other popular investment themes in the future. Through the consistent release of relevant content, cross-marketing, strategic subscription pricing, and strategic acquisitions, we anticipate that our various Discord communities will continue to grow.

Our record of growth on Discord has also depended and will continue to depend on a massive social media following. Since deciding to form our Discord communities, our social influencers’ effective use of TikTok and other social media has fueled their growth. Since August 2020, as a result of social media campaigns helping to promote our Discord servers in the financial education and entertainment space, our social media presence has grown from fewer than 50,000 members and followers, to over 2 million by December 31, 2024. Our social media reach across all platforms has accumulated well over 1 billion interactions.

Our Current Business

Our Discord investment education and entertainment service is designed primarily by and for enthusiastic Generation Z, or Gen Z, retail investors, creators and influencers. Gen Z is commonly considered to be people born between 1997 and 2012. Our investment education and entertainment service focuses on stock, real estate, cryptocurrency, and NFT community learning programs designed for the next generation. While we believe that Gen Z will continue to be our primary market, our expanded Discord server offering also features education and entertainment content covering real estate investments, which is expected to appeal strongly to older generations as well.

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

In forming community groups on Discord, we designed and developed 25 Asset Entities server communities and manage a combined server user membership of approximately 212,253 as of December 31, 2024. As a result, we have developed a high level of expertise in designing, developing, and managing Discord servers. Having developed multiple Discord servers in a variety of fields, we have positioned ourselves as experts in the Discord space. Further capitalizing on this experience, since January 2022, we have formally offered our “AE.360.DDM, Design Develop Manage” service, or “AE.360.DDM”. AE.360.DDM is a suite of services to individuals and companies seeking to create a server on Discord. We believe we are the first company to provide “Design, Develop and Manage,” or DDM, services for any individual, company, or organization that wishes to join Discord and create their own community. We liken this service to that provided by companies like Register.com and Godaddy.com during the dot.com era in the 1990s for companies looking to register their domain names, develop webpages and websites, and manage and host those websites. With our AE.360.DDM rollout, we believe we are uniquely positioned to offer DDM services in the growing market for Discord servers.

In addition, through Ternary v2, our subscription management and payment processing solution for Discord communities, subscribers can monetize and manage their Discord users. Ternary v2 simplifies the process for our subscribers to: (i) sell memberships to their Discord servers on their websites and collect payments through Stripe with daily payouts; (ii) add digital products and services and designate purchase options to their Discord servers; (iii) customize their user Discord permissions and roles and other Discord settings; and (iv) utilize our Discord bot to automatically apply their Discord user settings to authenticate new users, apply customizable permission sets to users, and remove users when their subscriptions expire. As a Stripe-verified partner through Ternary v2, we can also assist subscribers with integrating other platforms into their Discord servers with open application programming interfaces, further extending our platform’s capabilities.

Fiscal Year 2024 Highlights

During 2024, we took the following initiatives to expand our business:

●	In March 2024, we launched our official YouTube channel, "The Lounge," which features podcast interviews with celebrities, sports figures, business professionals, and more, and where interviews will focus on each guest's journey through life. Previous guests have included Michael “the Playmaker” Irvin, former NFL superstar Hall of Fame wide receiver and three-time Superbowl Champion; Jeff Blue, the Company’s Head of Entertainment and a multi-platinum music producer; and Ray Crockett, a winner of two Super Bowl rings.

●	In March 2024, we entered into an agreement with Zendrop, an industry leader in dropshipping and ecommerce. We will provide its services and solutions to Zendrop through Ternary v2, our SaaS platform for payment processing and Stripe Verified Partner for Discord communities. These services will include a suite of customer relationship management (CRM) solutions, Discord customer analytics, and payment processing.

●	In May 2024, we completed the first closing of our financing transaction involving the sale of shares of the Company’s newly designated Series A Preferred Stock, for gross proceeds of $1.5 million, from an institutional investor.

●	In April 2024, we filed a Registration Statement on Form S-3 (File No. 333-278707) (the “Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on April 26, 2024. Pursuant to the Shelf Registration Statement, we may offer to the public from time to time, in one or more offerings, shares of Class B Common Stock, preferred stock, debt securities, warrants, subscription rights, and units in up to a total aggregate offering amount of $100,000,000, subject to the requirement that in no event may we sell shares having a value exceeding more than one-third of our public float in any 12-month period under the Shelf Registration Statement so long as our public float remains below $75,000,000. The securities will be offered at prices and on terms to be determined at the time of any such offering. The specifics of any offerings, along with the use of proceeds of any such securities, will be described in detail in a prospectus supplement at the time of any such offering.

●	In June 2024, we acquired the assets of TommyBoyTV, LLC (“TommyBoyTV”), a company engaged in the business of Discord development, social media, online community management, marketing, and analytics, expanding the Company’s share of the Discord community market.

●	In July 2024, we completed the second closing of our financing transaction involving the sale of shares of the Company’s newly designated Series A Preferred Stock, for gross proceeds of $1.5 million, from an institutional investor, for a total of $3.0 million from sales of the Series A Preferred Stock to the investor.

●	In September 2024, we commenced an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act) of up to $1,791,704 of shares of Class B Common Stock, which, as of March 31, 2025, has been increased to $5,489,399 of shares of Class B Common Stock in November 2024 (the “ATM Financing”). Sales from the offering will be made from time to time solely through or to A.G.P./Alliance Global Partners, as sales agent (“A.G.P.” or the “Sales Agent”). These sales, if any, will be made pursuant to the terms of a sales agreement between us and the Sales Agent, dated September 27, 2024 (the “ATM Sales Agreement”). Since the commencement of the ATM Financing, a total of 5,417,700 shares has been sold, for net proceeds to the Company of $4,830,648, after paying $329,362 in compensation to the Sales Agent and the same amount to Boustead Securities, LLC (“Boustead”) under the Boustead ATM Waiver (as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – ATM Financing – Waivers and Consents to ATM Financing”) with respect to such sales.

●	In October-November 2024, we were selected to design, develop, and manage the Discord servers for Maxx Talent Awards, a premier platform for showcasing the talents of aspiring actors, models, and singers; social media influencer, American fitness model, training specialist, actor, and entrepreneur, Scott Mathison; Grammy Award-winning R&B and soul singer, songwriter, producer and actress Macy Gray; and dog behavioralist Jas Leverette, star of the Netflix show Canine Intervention.

●	In November 2024, we acquired the assets of the TikTok Shop space known as the TikTok Money Machine, which included its Discord community. The Discord community teaches content creators how to sell products on TikTok Shop via the use of product content videos. It also connects major consumer product brands with these content creators, offering the latter the opportunity to earn sales commissions, via their TikTok accounts, on each product sale completed. We also secured consulting agreements with TikTokers and lead creators of the Discord, who have an aggregate of approximately 280,000 followers on Instagram and 4,700,000 followers on TikTok.

●	In November 2024, we signed an agreement with our Head of Entertainment, Jeff Blue, to acquire a 50% ownership interest in all film, TV, streaming and media rights to Blue’s story, One Step Closer: From Xero to #1: Becoming Linkin Park. Under the agreement, we also engaged with Mr. Blue to write the screenplay. Published by Simon & Schuster/Posthill Press in 2020, One Step Closer: From Xero to #1: Becoming Linkin Park has been translated into seven different languages.

●	In December 2024, we were approved as a TikTok Shop Partner. We plan to work with TikTok to connect brands with creators and help them collaborate further in the affiliate marketing space.

Our Historical Performance

As of December 31, 2024, the Company had an accumulated deficit of $12,006,357 and a cash balance of $2,660,624. During the years ended December 31, 2024 and 2023, we had a net loss of $6,393,932 and $4,931,197, respectively. To date, the Company has financed its operations primarily through capital raises and sales of its services. In April 2024, the Company filed the Shelf Registration Statement, which was declared effective by the SEC on April 26, 2024, for potential offerings of up to $100,000,000 in aggregate, subject to the requirement that in no event may we sell shares having a value exceeding more than one-third of our public float in any 12-month period under the Shelf Registration Statement so long as our public float remains below $75,000,000. In May 2024, the Company completed the first of a two-part private placement of its Series A Preferred Stock for gross proceeds of $1.5 million, and in July 2024, the Company completed the second part of the private placement for an additional $1.5 million in gross proceeds. In September 2024, the Company entered into the ATM Sales Agreement, and filed a prospectus supplement to the Shelf Registration Statement for the ATM Financing for gross proceeds of up to $1,791,704. In November 2024, the Company filed an additional prospectus supplement to the Shelf Registration Statement to increase the maximum gross proceeds to $2,271,487. The Company has received confirmation from the investor in its Series A Preferred Stock that it will invest up to an additional $3 million upon request by the Company. Based on the Company’s existing cash resources and the cash expected to be received from the ATM Financing and other planned financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through December 31, 2025 and for at least 12 months beyond that period. For further discussion, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

As Bloomberg has reported (“Influencers Are Luring Investors Flummoxed by Meme Stonks and Options,” June 18, 2021), in the U.S., there is relatively little formal personal-finance education. Only 26 states require – or are in the process of mandating – a standalone high school course on the topic (Ramsey Solutions, “Which States Require Financial Literacy for High School Students,” August 19, 2024). For most students, learning about money means learning about topics like budgeting, understanding compound interest or opening a savings account. While this information might be useful, there are many more complex and risky financial opportunities available to young, inexperienced investors who are digital natives, i.e., most of Generation Z. $1 can be used to open financial accounts and buy fractions of shares or portions of cryptocurrencies through companies like Robinhood, Cash App and others. With modestly more in their investment accounts, people can get access to higher-risk strategies such as margin or option trading. Meanwhile, there is new jargon to decipher every day if investors want to understand chatter about the markets. While banks and mutual fund companies offer advisory services to their members, they tend to reserve advisory services for higher-net-worth individuals, and generally do not make their advice particularly entertaining or accessible to Generation Z consumers.

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

More broadly, this trend towards relying on social media and influencers means that skilled social media marketers and influencers can parlay their brands into multiple streams of revenue including subscription-only content, promotional campaign contracts for business clients, and related consulting services. As argued by a guest contributor’s article on Nasdaq.com (“How Gen Z Influencers Can Transform the Nature of Investing,” June 2, 2021), Generation Z is asserting more influence over the social media influencer market, which has already surpassed $13 billion in market size worldwide according to a research report published by Statista (“Influencer Marketing Worldwide - Statistics & Facts,” September 27, 2021), and shows no signs of abating. Internet users look to niche influencers they trust as their go-to source for new information and product recommendations. With such authority over the way consumers spend their money on commercial goods, Gen Z influencers are bound to sway their followers’ interests in the area of financial education.

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

At the same time, a relatively new social media app, Discord, has emerged and demonstrated unique appeal to younger people. As reported by The New York Times (“How Discord, born from an obscure game, became a social hub for young people,” December 29, 2021), driven in part by the COVID-19 pandemic, Discord “has exploded into the mainstream.” While parents working from home flocked to Zoom, many of their children were downloading the Discord app to socialize with other young people through text and audio and video calls in groups known as servers. As of March 2025, the platform has more than 259 million active users each month – up from 56 million in 2019. It has expanded from gamers to many other groups including music aficionados, students, art communities, and cryptocurrency enthusiasts. According to Bloomberg, on September 15, 2021, Discord’s valuation doubled from $7 billion in 2020 to about $15 billion based on a $500 million capital raise.

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

Discord Communities. Our investment education and entertainment service aims to serve as an education and entertainment platform for investments in a way that is accessible to Generation Z and other social media users. As one of the largest community-based education and entertainment platforms on Discord, with ten separate servers with a combined user membership of approximately 206,899 as of December 31, 2024, we provide financial literacy education and entertainment on trading and investment. Our largest Discord server, “STOCKS”, focuses on stock investing education and entertainment, and we have smaller but growing real estate and cryptocurrency education and entertainment Discord servers. One of the unique aspects of Discord is that the base access to certain materials is free to all users. Our Discord server subscription fees currently range from $4.99 to $59.99, with a top tier that includes access to the OptionsSwing software platform of $120.00.

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

Through social media, we have conducted marketing and other social media campaigns on behalf of clients in investing, gaming, recreation, cryptocurrency assets, NFTs, and other areas through our team of social media influencers, which we call our “Social Influencer Network,” or “SiN”.

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

Our AE.360.DDM service includes any or all of the following:

●	“360.DD Level 1, 2 or 3” Design and Development service: We design and establish the client’s Discord server under one of the following three “levels” of service:

●	Level 1 includes a simple setup of the client’s server with base, or general-purpose, channels and basic bots. Discord channels are topic-based chatrooms. Discord bots are user-like computer-simulated members of the server that can automate various actions. Bots use Discord’s public application programming interface, or API, to perform actions like send messages, modify roles, or automate moderation.

●	Level 2 includes both Level 1 services and more advanced server features.

●	Level 3 includes Level 1 and Level 2 services, and adds the following key features:

●	Enhancements taking advantage of premium Discord features.

●	Setup of a number of private channels. A private channel on Discord only allows selected members to join it or limits what users may view and post without special permissions. Discord server members who are not added to the channel will not be able to see it on the server’s sidebar. Private chat channels may be used to offer premium content to users.

●	Third-party integrations, which may be used to integrate the use of complimentary apps into the Discord server such as other social media platforms, productivity or data-management apps, and others.

●	Special-purpose community bot and chat features.

●	External links to websites that a client wishes to promote may also be included.

●	“360.M” Management service: We will act as the lead moderator and community manager of the client’s Discord server. Features may include the following:

●	Moderating and interacting in daily chats;

●	Answering support tickets;

●	Acting as a moderator and team leader; team leaders usually have the ability to create channels, create and delete roles, and perform other administrative functions;

●	Provide informative, fun, and interactive announcements;

●	Make suggestions on how to improve the Discord community based on performance over time;

●	Add all necessary bots for security, gaming, fun and so on.

●	Managing the Discord server through moderation and maintenance through a proprietary process.

●	ChatGPT AI bot as an AE.360.DDM Discord server customer service feature.

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

We also target millennials, Generation X, and older generations.

Sales, Marketing and Customer Acquisition

We will continue to seek customers by producing content for our Discord servers and other social media accounts and using our Social Influencer Network to increase our Discord members and to provide marketing services. To that end, we frequently engage in social media campaigns for our Discord servers by posting free videos, tweets, and other social media content on Discord, TikTok, X, Instagram, and YouTube. We use search engine optimization, or SEO, to gain further reach in acquiring paying subscribers and other members to our Discord servers and potential customers of our other services. We expect that we will increase sales and revenues from increased Discord members and customers of our paid services from the expansion of our AE.360.DDM service and expansion of our Discord servers.

One of the ways we can increase our Discord users and customer base is to utilize our “SiN” or “Social Influencer Network,” our social influencer independent contractors. Each of our SiN social influencer independent contractors can perform social media outreach to expand our Discord server bases and increase membership in our Discord servers. When we use our social influencers to increase our user base, we have the right to preapprove and remove the influencer’s posts at our discretion. They are generally paid on a commission-only basis. Typical payment terms are a dollar amount for a certain number of new member signups or subscription net revenue. We may also commission them to provide premium video education series with revenue-sharing provisions for any related subscription fees. We generally own all content produced by our SiN influencers. Depending on each contract, we may require weekly meetings with the influencer. Our SiN contracts are terminable on 30 days’ notice and have customary confidentiality, nondisclosure, and noncompete provisions.

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

During 2023 and the first quarter of 2024, we initiated an online marketing campaign and expanded use of SEO, Facebook Ads, Google Ads and Google Analytics to accelerate customer acquisition for our AE.360.DDM service; launched a new AE.360.DDM website; engaged music producer Jeff Blue as Head of Entertainment to lead the development of the AE.360.DDM Music and Entertainment A&R service; hired a Senior Project Manager for all Discord servers under the AE.360.DDM suite of services; introduced a ChatGPT AI bot as an AE.360.DDM Discord server customer service feature; engaged professional golfers Bryson DeChambeau and Scott Verplank to promote the AE.360.DDM service; and engaged Michael Irvin, American sports commentator and former professional football player, to provide marketing services for the AE.360.DDM service; launched an official YouTube channel, “The Lounge,” which has featured podcast interviews with celebrities, sports figures, business professionals, and more, and where interviews will focus on each guest’s journey through life; expanded the AE.360.DDM service with Ternary V2, the next generation of the Ternary Stripe-verified payment processing platform for Discord communities; introduced a ChatGPT AI bot as an AE.360.DDM Discord server customer service feature; and entered into an agreement with Zendrop, an industry leader in dropshipping and ecommerce, to provide CRM, Discord customer analytics, payment processing, and related services.

In June 2024, we acquired the assets of TommyBoyTV, a company engaged in the business of Discord development, social media, online community management, marketing, and analytics, expanding the Company’s share of the Discord community market.

In October-November 2024, we were selected to design, develop, and manage the Discord servers for Maxx Talent Awards, a premier platform for showcasing the talents of aspiring actors, models, and singers; social media influencer, American fitness model, training specialist, actor, and entrepreneur, Scott Mathison; Grammy Award-winning R&B and soul singer, songwriter, producer and actress Macy Gray; and dog behavioralist Jas Leverette, star of the Netflix show Canine Intervention.

In November 2024, we acquired the assets of the TikTok Shop space known as the TikTok Money Machine, which included its Discord community. The Discord community teaches content creators how to sell products on TikTok Shop via the use of product content videos. It also connects major consumer product brands with these content creators, offering the latter the opportunity to earn sales commissions, via their TikTok accounts, on each product sale completed. We also secured consulting agreements with TikTokers and lead creators of the Discord, who have an aggregate of approximately 280,000 followers on Instagram and 4,700,000 followers on TikTok.

In November 2024, we signed an agreement with our Head of Entertainment, Jeff Blue, to acquire a 50% ownership interest in all film, TV, streaming and media rights to Blue’s story, One Step Closer: From Xero to #1: Becoming Linkin Park. Under the agreement, we also engaged with Mr. Blue to write the screenplay. Published by Simon & Schuster/Posthill Press in 2020, One Step Closer: From Xero to #1: Becoming Linkin Park has been translated into seven different languages.

In December 2024, we were approved as a TikTok Shop Partner. We plan to work with TikTok to connect brands with creators and help them collaborate further in the affiliate marketing space.

Competition

While we do not have any competitors that compete with us across our business in its entirety, we face competition in certain aspects of our business. Our products and services face competition from different businesses depending on the offering.

The education components of our investment education and entertainment services have the following primary competitors:

●	Xtrades Discord Server – Stocks and options trading communities with real traders providing analysis; their advertised monthly fee is $38. Their Discord server had approximately 110,000 members as of March 2025.

●	WallStreetBets Discord Server and Subreddit – These are generally free services where anyone can offer advice on high-risk investing in stocks, options, and futures trading. Their Discord server has approximately 484,305 members and their subreddit had approximately 18 million registered users as of March 2025.

●	Eagle Investors – An online investment education service provided by investment advisory firm Eagle Investments LLC. They manage a Discord server which includes a free investor community, a number of channels on diverse topics, and free webinars. They also offer premium-only content for $67 to $140 per month for different levels of access to trading alerts on their Discord server. They also offer paid stocks and options training courses for $400 per course not including discounts, and private one-on-one sessions ranging from one to eight hours with expert traders at varying prices. Their Discord server had approximately 156,000 members as of March 2025.

Our social media marketing and advertising competitors primarily include social media influencers who are the owners of alternative Discord servers and social media education and entertainment services, which may detract from our current and potential paying subscriber base and customers of our other services. These competitors include:

●	@Fourtoeight – A social influencer who is the owner of the Discord server Wiseguyinvesting. Wiseguyinvesting offers several payment plans for investment education resources and other features. Its community size is similar to ours. Its plans range from $25 per week to $800 per year as of March 2025.

●	@moneylinemark – A social influencer who owns the “StockVIP” Discord server with approximately 254,000 members as of March 2025. Their revenue model relies 100% on Discord memberships. We are not aware of any competitors for our AE.360.DDM suite of services.

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

Our Strengths

We believe that we have competitive strengths, some of which are discussed below, that position us favorably in each aspect of our business. We believe our key competitive strengths include the following:

●	Superior Social Influencer Team. We believe that our greatest competitive strength is our people. Our blend of young, dynamic, entrepreneurial executive social influencers are part of Generation Z and understand their needs and interests. Moreover, our executive team includes professionals with two or more decades of accounting, legal, technology, sales, and management experience including our Executive Chairman, who has practiced law for over 25 years; our Chief Financial Officer, a Certified Public Accountant, or CPA, with over ten years of experience in finance and accounting; and our Chief Technology Officer, a former Salesforce Inc. Senior Solution Engineer. We believe that we have a unique combination of knowledge, global experience and business acumen to sustain long-term growth.

●	First-Mover Advantage. We believe that our AE.360.DDM service is a first-of-its-kind business developed by our company to design, develop, and manage Discord servers for customers wanting to create their own Discord communities for their business. With our superior understanding of the Discord platform, we can provide the technology and speed to market which customers require to set up successful Discord servers.

●	Best-in-Class Investment Education, Entertainment and Technology. Our insights into compelling investment education and entertainment methods and subjects for Gen Z and other types of interested customers; experience creating communities for Gen Z and social media consumers; and our social influencer network, or “SiN”, and related content publishing network, are some of the hallmarks of our business.

●	Service Synergy. Each of our operating business categories has the ability to be a standalone business, but all are housed within our single Asset Entities enterprise. With each deployment of additional services, we have historically experienced organic growth in our other businesses.

Our Growth Strategies

The key elements of our strategy to expand our business include the following:

●	Expand Our Social Influencer Network. Our growth has been grounded on our team of social influencers. In order to generate even greater momentum for the growth of our services, we will seek to expand our “SiN” social influencer network. We plan to continue to bring top current and former athletes, celebrities, and rising and high-profile social influencers into our SiN network to promote our established and newer Discord servers. We have also begun utilizing our SiN network to accelerate the growth of our social media and marketing service.

●	Leverage Discord Server Community Outreach. We will continue to seek accelerated growth in Discord server paying subscriber revenues from strategic pricing of varying levels of access to our Discord communities. Moreover, we will leverage our Discord servers to help increase our social media reach and cross-market to our other services.

●	Expand the AE.360.DDM Service. During 2023 and through March 2024, we initiated an online marketing campaign and expanded use of SEO, Facebook Ads, Google Ads and Google Analytics to accelerate customer acquisition for our AE.360.DDM service; launched a new AE.360.DDM website; engaged music producer Jeff Blue as Head of Entertainment to lead the development of the AE.360.DDM Music and Entertainment A&R service; hired a Senior Project Manager for all Discord servers under the AE.360.DDM suite of services; introduced a ChatGPT AI bot as an AE.360.DDM Discord server customer service feature; engaged professional golfers Bryson DeChambeau and Scott Verplank to promote the AE.360.DDM service; and engaged Michael Irvin, American sports commentator and former professional football player, to provide marketing services for the AE.360.DDM service; launched an official YouTube channel, “The Lounge,” which will feature podcast interviews with celebrities, sports figures, business professionals, and more, and where interviews will focus on each guest’s journey through life; expanded the AE.360.DDM service with Ternary V2, the next generation of the Ternary Stripe-verified payment processing platform for Discord communities; introduced a ChatGPT AI bot as an AE.360.DDM Discord server customer service feature; and entered into an agreement with Zendrop, an industry leader in dropshipping and ecommerce, to provide CRM, Discord customer analytics, payment processing, and related services. In June 2024, we acquired the assets of TommyBoyTV, a company engaged in the business of Discord development, social media, online community management, marketing, and analytics, expanding the Company’s share of the Discord community market. In October-November 2024, we were selected to design, develop, and manage the Discord servers for Maxx Talent Awards, a premier platform for showcasing the talents of aspiring actors, models, and singers; social media influencer, American fitness model, training specialist, actor, and entrepreneur, Scott Mathison; Grammy Award-winning R&B and soul singer, songwriter, producer and actress Macy Gray; and dog behavioralist Jas Leverette, star of the Netflix show Canine Intervention.

●	Market and Leverage Synergies from the AE.360.DDM Service. We will further use and expand this service to create synergies and income-producing revenue streams that complement our other business categories.

Intellectual Property

We own common law rights to certain marks, including “Asset Entities Where Assets Are Created”, “SiN”, “Social Influencer Network”, and “AE 360 DDM”. We also own rights to the assetentities.com Internet domain name.

We own the trademarks “Ternary D” and “OptionsSwing”, the domain names ternarydev.com and optionsswing.com, the social media handle @optionsswing on Instagram, Facebook, TikTok, YouTube, and X, the social media handle @TernaryDevelopments on Instagram, the social media handle @TernaryDev on Facebook, TikTok and X, and the Ternary Developments and OptionsSwing Discord servers. We also own The Whop, Instagram, TikTok, YouTube, and Facebook social media accounts and PayPal and Stripe accounts relating to the Pure Profits Group Discord and TikTok Shop services.

Human Capital

As of March 25, 2025, we had nine full-time employees, one executive consultant, and 41 independent contractors, some of which serve as Discord server moderators, analysts, server developers, customer service, sales, and marketing outreach. None of our personnel are represented by labor unions, and we believe that we have an excellent relationship with everyone who works with us. We operate the Company under remote-first principles.

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

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example:

●	The Protecting Americans from Foreign Adversary Controlled Applications Act (the “PAFACA Act”) was adopted on April 24, 2024, and bans social networking services within 270 to 360 days if they are determined by the president of the United States and relevant provisions to be a “foreign adversary controlled application”. The definition covers websites and application software, including mobile apps. The PAFACA Act explicitly applies to ByteDance Ltd. and its subsidiaries, including TikTok, without the need for additional determination. It ceases to be applicable if the foreign adversary-controlled application is divested and no longer considered to be controlled by a foreign adversary of the United States.

●	The Controlling the Assault of Non-Solicited Pornography And Marketing Act, as amended (the “CAN-SPAM Act”), and similar laws adopted by several states, regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers, and control other abusive online marketing practices. The law also restricts data collection and use in connection with its opt-out process requirements for senders of commercial emails. Similarly, the U.S. Federal Trade Commission (“FTC”) has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices it may deem misleading or deceptive.

●	The federal Telephone Consumer Protection Act of 1991 (“TCPA”) restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages, and fax machines. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, several states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois, and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that such person is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states, and through the availability of statutory damages and class action lawsuits for violations of the TCPA.

●	The Credit Card Accountability Responsibility and Disclosure Act of 2009, and similar laws and regulations adopted by several states regulate credit card and gift certificate use fairness, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards. We are subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected.

●	The Digital Millennium Copyright Act provides relief for claims of circumvention of copyright protected technologies and includes a safe harbor intended to reduce the liability of online service providers for hosting, listing, or linking to third-party content that infringes copyrights of others.

●	The Communications Decency Act provides that online service providers will not be considered the publisher or speaker of content provided by others, such as individuals who post content on an online service provider’s website.

●	The California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16. In addition, the European Union and United Kingdom have adopted the General Data Protection Regulation (“GDPR”), which likewise impose significant data protection obligations on enterprises, including limitations on data uses and constraints on certain uses of sensitive data. Effective January 1, 2023, we also became subject to the California Privacy Rights Act (“CPRA”), which expands upon the consumer data use restrictions, penalties and enforcement provisions under the CCPA.

●	Virginia’s Consumer Data Protection Act (“VCDPA”) establishes rights for Virginia consumers to control how companies use individuals’ personal data. The VCDPA dictates how companies must protect personal data in their possession and respond to consumers exercising their rights, as prescribed by the law, regarding such personal data. The VCDPA went into effect on January 1, 2023.

●	The Colorado Privacy Act (the “CPA”) and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring (“CDPA”), effective as of July 1, 2023, are similar comprehensive consumer privacy laws in Colorado and Connecticut, respectively.

●	Effective as of December 31, 2023, the Utah Consumer Privacy Act (“UCPA”) regulates business handling of consumers’ personal data in Utah.

●	In addition, the following other state laws have become effective or will become effective within the next 12 months:

o	The Texas Data Privacy and Security Act (effective as of July 1, 2024)

o	The Oregon Consumer Privacy Act (effective as of July 1, 2024)

o	The Montana Consumer Data Privacy Act (effective as of October 1, 2024)

●	Effective as of January 1, 2025, the Iowa Consumer Privacy Act (“ICPA”), the Delaware Personal Data Privacy Act (“DPDPA”), the Nebraska Data Privacy Act (“NEDPA”), the New Hampshire Data Privacy Act (“NHDPA”), became comprehensive privacy laws in Iowa, Delaware, Nebraska, and New Hampshire, respectively.

●	Effective as of January 15, 2025, the New Jersey Data Protection Act (“NJDPA”) became a comprehensive privacy law in New Jersey.

●	Effective as of July 1, 2025, the Minnesota Consumer Data Privacy Act (“MCDPA”) and the Tennessee Information Protection Act (“TIPA”) will become comprehensive privacy laws in Minnesota and Tennessee, respectively.

●	Effective as of October 1, 2025, the Maryland Online Data Privacy Act of 2024 (“MODPA”) will become a comprehensive privacy law in Maryland.

●	Effective as of January 1, 2026, the Indiana Consumer Data Protection Act (“ICDPA”), the Kentucky Consumer Data Protection Act (“KCDPA”), and the Rhode Island Data Transparency and Privacy Protection Act (“RIDTPPA”) will become comprehensive privacy laws in Indiana, Kentucky, and Rhode Island, respectively.

●	The European Union (the “EU”) General Data Protection Regulation (“GDPR”) imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data.

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

Corporate History and Structure

Formation and Merger into Asset Entities Inc.

We began our operations as a general partnership on August 1, 2020. Asset Entities Limited Liability Company, a California limited liability company (“California LLC”), was formed on October 20, 2020 to operate our business. Asset Entities Inc., a Nevada corporation, was incorporated on March 9, 2022. Immediately after the incorporation of Asset Entities Inc., all of the issued and outstanding stock of Asset Entities was purchased by California LLC in exchange for $1.00. On March 28, 2022, in accordance with Sections 17710.01-17710.19, inclusive, of the California Corporation Code and Chapter 92A of the Nevada Revised Statutes (the “NRS”), California LLC was merged with and into Asset Entities. As a result of the merger, Asset Entities acquired the business of California LLC. Pursuant to the Agreement and Plan of Merger, the units of California LLC were automatically converted into shares of Asset Entities. in the same proportion as the percentage interests of California LLC represented by such units. As a result and as further provided in the Agreement and Plan of Merger, on March 28, 2022, Asset Entities Holdings, LLC, a Texas limited liability company (“AEH”), which owned 97.56% of California LLC’s units, became the holder of 1,951,200 shares of Class A Common Stock of Asset Entities, or 97.56% of the total issued and outstanding post-merger shares of common stock of Asset Entities, and a holder of 2.44% of California LLC’s units became the holder of 48,800 shares of Class B Common Stock of Asset Entities, or 2.44% of the total issued and outstanding post-merger shares of common stock of Asset Entities.

Capital Structure

Under the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), we are authorized to issue two classes of common stock, Class A Common Stock and Class B Common Stock, and any number of classes of preferred stock. Class A Common Stock is entitled to ten votes per share on proposals requiring or requesting stockholder approval, and Class B Common Stock is entitled to one vote on any such matter. A share of Class A Common Stock may be voluntarily converted into a share of Class B Common Stock. A transfer of a share of Class A Common Stock will result in its automatic conversion into a share of Class B Common Stock upon such transfer, subject to certain exceptions, including that the transfer of a share of Class A Common Stock to another holder of Class A Common Stock will not result in such automatic conversion. Class B Common Stock is not convertible. Other than as to voting and conversion rights, the Company’s Class A Common Stock and Class B Common Stock have the same rights and preferences and rank equally, share ratably and are identical in all respects as to all matters.

Holders of the Series A Preferred Stock generally have the right to vote on an as-converted basis with the Class B Common Stock, to the extent that such conversion would not cause such holder’s beneficial ownership of Class B Common Stock to exceed 4.99% of the outstanding Class B Common Stock, which may be increased by the holder to up to 9.99% upon no fewer than 61 days’ prior notice.

As of March 25, 2025, AEH owns all of the 1,000,000 shares of our outstanding Class A Common Stock. The shares of Class A Common Stock held by AEH are controlled by its officers and managers, all of whom are also some of our officers and directors. AEH also owns 250,000 shares of our Class B Common Stock. There are 13,413,162 shares of Class B Common Stock issued and outstanding as of March 25, 2025. AEH therefore controls 10,250,000 votes, or approximately 42.6% of all voting rights. In addition, our directors and officers collectively hold 260,689 shares of Class B Common Stock.  Combining their control of AEH’s shares of Class A Common Stock and Class B Common Stock and their own shares of Class B Common Stock, our officers and directors collectively control 10,510,689 votes, or approximately 43.6% of total voting power. Management’s concentrated voting power may limit or preclude the ability of others to influence corporate matters including significant business decisions for the foreseeable future.

Organizational Structure

The following diagram depicts our organizational structure as of March 25, 2025. This diagram includes our stockholder of Class A Common Stock, stockholders of Class B Common Stock subject to restrictions on transfer, as a group, and our public stockholders of Class B Common Stock, as a group. The Class A Common Stock and Class B Common Stock holdings of these stockholders is also depicted.

As of the date of this Annual Report, we have no subsidiaries.

Our principal executive offices are located at 100 Crescent Ct, 7th Floor, Dallas, TX 75201 and our telephone number is (214) 459-3117. We maintain a website at https://www.assetentities.com. Information available on our website is not incorporated by reference in and is not deemed a part of this Annual Report. Our fiscal year ends December 31.  Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding.

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

We had a net loss for the years ended December 31, 2024 and 2023. The Company intends to increase expenditures to develop its business and, as a result, may continue to incur losses. There can be no assurance that the Company will achieve significant revenues or profitability. There can be no assurance that the Company will be able to raise additional capital on acceptable terms and conditions, if at all. In the event the Company does achieve rapid sales growth and raise additional capital to fund its current liabilities and burn rate, there is a risk that the Company could fail. There can be no assurances that the Company will be able to retain or attract qualified personnel if it is not able to get to profitability in the foreseeable future.

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

We had a net loss for the years ended December 31, 2024 and 2023. It is anticipated that the Company may continue to sustain operating losses. Its ability to become and/or remain profitable depends in material part on success in growing and expanding the Company’s products and services. There can be no assurance that this will occur. Unanticipated problems and expenses often encountered in offering new and unique products or services may impact whether the Company is successful. Furthermore, the Company may encounter substantial unexpected expenses related to development, technological changes, marketing, insurance, legal or regulatory requirements and changes to such requirements or other unforeseen difficulties. There can be no assurance that the Company will become or remain profitable. If the Company sustains losses over a period of time, it may be unable to continue in business.

The Company’s future revenue and operating results are unpredictable and may fluctuate significantly.

We had a net loss for the years ended December 31, 2024 and 2023. It is difficult to accurately forecast the Company’s revenues and operating results, and they could continue to fluctuate in the future due to a number of factors. These factors may include: Acceptance of the Company’s products and services; the amount and timing of operating costs and capital expenditures; competition from other market venues or services that may reduce market share and create pricing pressure; and adverse changes in general economic, industry and regulatory conditions and requirements. The Company’s operating results may fluctuate from year to year due to the factors listed above, others described in Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or not listed. At times, these fluctuations may be significant.

If we are unable to maintain our good standing with the social media platforms where we operate, our business will suffer.

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

The regulation of social media services, and the ban of TikTok in the United States in particular, may threaten our ability to market and promote our services effectively.

As laws and regulations and public opinion rapidly evolve to govern the use of social media platforms, our ability to use certain platforms, including TikTok in particular, as marketing tools may become limited, restricted or more expensive or complicated, which could adversely impact our business and operating results. On April 24, 2024, President Biden signed into law the PAFACA Act requiring TikTok’s parent company to sell TikTok by January 19, 2025 or face a total ban in the United States. On January 20, 2025, President Trump instructed the Attorney General of the United States not to take any action to enforce the PAFACA Act for a period of 75 days. There can be no assurance that TikTok’s parent company will sell TikTok to a non-Chinese owner or that the PAFACA Act will not be enforced.

Our business has relied on the ability of our social influencers to use social media in general, and TikTok in particular, to reach its target consumers. We have also expended resources to acquire assets such as the TikTok Money Machine and use our status as a TikTok Shop Partner to expand our services and generate revenues. The loss of access to these platforms by these consumers due to the PAFACA Act or other legal restrictions, could threaten our ability to market and promote our services effectively and cause material adverse effects to our business prospects. In addition, the failure by us, our employees, our network of social media influencers, or third parties acting at our direction to abide by applicable laws and regulations in the use of social media platforms or otherwise, including intellectual property laws and tax reporting and compliance requirements, could subject us to regulatory investigations, class action lawsuits, liability, taxes, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

We must continue to enhance and improve the performance, functionality and reliability of our business. This area is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. Our success will depend, in part, on our ability to both internally further develop and market leading brands and businesses and to continually grow our community-based platforms and increase visibility and reach across social media platforms. The development of our proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to either generate revenue or expand our business.

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

Claims that the Company’s products, services, business methods, or processes infringe upon the proprietary rights of others may not be asserted until after commencement of commercial sales of its offerings. Significant litigation regarding intellectual property rights exists in the Company’s industry. Third parties may make claims of infringement against the Company in connection with the use of its technology. Any claims, even those without merit, could:

●	be expensive and time-consuming to defend;

●	cause the Company to cease making, licensing, or using services that incorporate the challenged intellectual property;

●	divert management’s attention and resources; or

●	require the Company to enter into royalty or licensing agreements in order to obtain the right to use a necessary feature of any of the Company’s current or proposed products, services, business methods, or processes.

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

If a cyberattack or other information security breach occurs, it could lead to security breaches of the networks, systems or devices that our customers use to access our products and services which could result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information) or data security compromises. Such events could also cause service interruptions, malfunctions or other failures in the physical infrastructure or operations systems that will support our businesses and customers, as well as the operations of our customers or other third parties. Any actual attacks could lead to damage to our reputation with our customers and other parties and the market, additional costs to the Company (such as repairing systems, adding new personnel or protection technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and collaborators and the loss of customers and business opportunities. If such attacks are not detected immediately, their effect could be compounded.

Although we will attempt to mitigate these risks, there can be no assurance that we will be immune to these risks and not suffer losses in the future.

Certain stockholders have substantial influence over our company, and their interests may not be aligned with the interests of other stockholders.

A small number of stockholders have significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control. For further discussion, please see “—Risks Related to Ownership of Our Class B Common Stock – The structure of our common stock has the effect of concentrating voting control with certain Asset Entities officers and directors; this will limit or preclude your ability to influence corporate matters. It may also limit the price and liquidity of our common stock due to its ineligibility for inclusion in certain stock market indices.”

Current market conditions and recessionary pressures in one or more of the Company’s markets could impact the Company’s ability to grow its business.

The U.S. economy faces continued concerns about the systemic impacts of adverse economic conditions such as the U.S. deficit, historically high interest rates and the continued availability and cost of credit, the renewed threat of high inflation, volatile energy costs, geopolitical issues, ongoing supply chain disruptions, the ongoing impact of the COVID-19 pandemic and threats from other potential pandemics, and unstable financial and real estate markets. Foreign countries, including those in the Euro zone, are affected by similar systemic impacts. Turbulence in the United States and international markets and economic conditions may adversely affect the Company’s liquidity and financial condition, and the liquidity and financial condition of the Company’s customers. If these market conditions occur, they may limit the Company’s ability, and the ability of the Company’s customers, to replace maturing liabilities and to access the capital markets to meet liquidity needs, which could have a material adverse effect on the Company’s financial condition and results of operations. There is no assurance that the Company’s products and services will be accepted in the marketplace.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred net losses since our inception in 2020, and we may never achieve or sustain profitability. Federal net operating loss, or NOL, carryforwards we generated since our incorporation in March 2022 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not completed a study to assess whether an ownership change for purposes of Section 382 or 383 has occurred, or whether there have been multiple ownership changes since our inception. For purposes of Section 382 or 383, we may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards or other pre-change tax attributes to offset such taxable income or the tax thereon will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. Therefore, if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

As the owner of several Discord servers and reliance on social media for our own and our clients’ promotional campaigns, we may face claims or enforcement actions relating to information or content that is published or made available on social media platforms where our content or our users’ content is posted, or relating to our policies or the policies of Discord and other social media platforms on which our content or our users’ content is posted, notwithstanding our or the respective platforms’ best efforts to enforce such policies. In particular, the nature of our social media-based business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, consumer protection, and breach of contract, among others. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive (the European Copyright Directive) expanding online platform liability for copyright infringement and regulating certain uses of news content online, which the EU member states have since implemented into their national laws. In addition, the European Union revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states are implementing. Additionally, Brazil has an intermediary liability framework limiting liability for third-party content, which has been challenged as unconstitutional and is under review by the Brazilian Supreme Court. In the United States, in 2023, the U.S. Supreme Court heard oral argument in a matter in which the scope of the protections available to online platforms under Section 230 of the Communications Decency Act (“Section 230”) was at issue, but it ultimately declined to address Section 230 in its decision. There also have been, and continue to be, various other litigation concerning, and state and federal legislative and executive efforts to remove or restrict, the scope of the protections under Section 230, as well as to impose new obligations on online platforms with respect to commerce listings, user access and content, counterfeit goods and copyright-infringing material, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of our content or the content hosted on our services. For example, numerous countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented certain content removal, law enforcement cooperation, and disclosure obligation legislation imposing potentially significant penalties, including fines, service throttling, or advertising bans, for failure to remove certain types of content or follow certain processes. Content-related legislation also may require us in the future to change our services or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states’ laws implementing the European Copyright Directive may also require online platforms or businesses that rely on them, like ours, to pay for content. In addition, our products and services are subject to new restrictions and requirements, and our compliance costs may significantly increase, as a result of the Digital Services Act in the European Union, and other content-related legislative developments such as the Online Safety and Media Regulation Act in Ireland and the Online Safety Act in the United Kingdom. Certain countries have also implemented or proposed legislation that may require us to pay publishers for certain news content shared on our products. In the United States, changes to the protections available under Section 230 or the First Amendment to the U.S. Constitution or new state or federal content-related legislation may increase our costs or require significant changes to our services, business practices, or operations, which could adversely affect user growth and engagement. Any of the foregoing events could adversely affect our business and financial results.

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

If we meet the definition of “investment adviser” in the Investment Advisers Act, and do not meet the requirements for reliance on the “publisher’s exclusion” from the definition of “investment adviser” or another exclusion, exemption, or exception from the registration requirements under the Investment Advisers Act, we will have to register as an investment adviser with the SEC pursuant to the Investment Advisers Act and potentially with one or more states under similar state laws. Registration requirements for investment advisers are significant. If we are deemed to be an investment adviser and are required to register with the SEC and potentially one or more states as an investment adviser, we will become subject to the requirements of the Investment Advisers Act and the corresponding state laws. The Investment Advisers Act imposes: (i) fiduciary duties to clients; (ii) substantive prohibitions and requirements; (iii) contractual requirements; (iv) record-keeping requirements; and (v) administrative oversight by the SEC, primarily by inspection. These requirements and obligations can be burdensome and costly. If it is deemed that we are out of compliance with such rules and regulations, we may also be subject to civil and/or criminal penalties.  Applicable state laws may have similar or additional requirements. If we are required to register under these laws, we may no longer be able to continue to offer our investment education and entertainment services, which may have a significant adverse impact on our business and results of operations.

We will face growing regulatory and compliance requirements which can be costly and time-consuming.

New and evolving regulations and compliance standards for cybersecurity, data protection, privacy, and internal IT controls are often created in response to the tide of cyberattacks and will increasingly impact organizations like our company. Existing regulatory standards require that organizations implement internal controls for user access to applications and data. In addition, data breaches are driving a new wave of regulation, such as the GDPR, with stricter enforcement and higher penalties. Regulatory and policy-driven obligations require expensive and time-consuming compliance measures. The fear of non-compliance, failed audits, and material findings has pushed organizations to spend more to ensure they are in compliance, often resulting in costly, one-off implementations to mitigate potential fines or reputational damage. The high costs associated with failing to meet regulatory requirements, combined with the risk of fallout from security breaches, may force us to spend additional time and money ensuring we will meet future regulatory requirements.

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

Moreover, certain laws and regulations of U.S. states and the EU impose similar or greater data protection requirements and may also subject us to scrutiny or attention from regulatory authorities. For example, the EU and California have passed comprehensive data privacy laws, the EU GDPR and the CCPA and regulations promulgated under the CCPA, respectively, which impose data protection obligations on enterprises, including limitations on data uses and constraints on certain uses of sensitive data. Of particular importance, the CCPA, which became effective on January 1, 2020, limits how we may collect and use personal information, including by requiring companies that process information relating to California residents to make disclosures to consumers about their data collection, use and sharing practices, provide consumers with rights to know and delete personal information and allow consumers to opt out of certain data sharing with third parties. The CCPA also creates an expanded definition of personal information, imposes special rules on the collection of consumer data from minors, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in compliance and potential ligation efforts.  Effective January 1, 2023, we also became subject to the CPRA in California, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the CCPA.

In addition, similar consumer data privacy laws have been passed and either are in effect or will become effective within the next 12 months in a number of other states, including Virginia (effective January 1, 2023); Colorado (effective July 1, 2023); Connecticut (effective July 1, 2023); Utah (effective December 31, 2023); Texas (effective July 1, 2024); Oregon (effective July 1, 2024); Montana (effective October 1, 2024); Iowa (effective January 1, 2025); Delaware (effective January 1, 2025); Nebraska (effective January 1, 2025); New Hampshire (effective January 1, 2025); New Jersey (effective January 15, 2025); Minnesota (effective July 1, 2025); Tennessee (effective July 1, 2025); Maryland (effective October 1, 2025); Indiana (effective January 1, 2026); Kentucky (effective January 1, 2026); and Rhode Island (effective January 1, 2026). Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these laws and regulations may have on our business.

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

To the extent any laws, regulations or rulings permit ISPs to charge some users higher rates than others for the delivery of their content, ISPs could attempt to use such law, regulation or ruling to impose higher fees or deliver our content with less speed, reliability or otherwise on a non-neutral basis as compared to other market participants, and our business could be adversely impacted. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anticompetitive practices impeding both our and our customers’ domestic and international growth, increasing our costs or adversely affecting our business. Additional changes in the legislative and regulatory landscape regarding Internet neutrality, or otherwise regarding the regulation of the Internet, could harm our business, operating results and financial condition.

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

We will be exempt from the SEC rules’ requirements to disclose certain information about our greenhouse gas emissions and comply with related auditor assurance requirements as long as we remain a “smaller reporting company” (as described below under “—Risks Related to Ownership of Our Class B Common Stock – We are a ‘smaller reporting company’ within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.”) or an “emerging growth company” (as described below under “—Risks Related to Ownership of Our Class B Common Stock – We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.”). In addition, these disclosure rules will not require compliance by us until our fiscal year beginning in 2027, with certain requirements not becoming effective until our fiscal year beginning in 2028, if we remain a smaller reporting company or emerging growth company.

A number of petitions have been filed in federal courts seeking to challenge the SEC’s climate disclosure rules. On April 4, 2024, the SEC issued an order staying the rules. The SEC’s administrative stay will remain in place until the completion of litigation filed in the federal courts that challenges the agency’s authority to adopt the rules. The outcome of this litigation cannot be determined.

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

Our current disclosure controls and internal controls and any new controls that we develop may be inadequate or become inadequate because of changes in conditions in our business or changes in the applicable laws, regulations and standards. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods or adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will or may eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class B Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq in the future.

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

This report includes or refers to, and periodic reports that we may in the future file with the SEC may include or refer to, statistical and other industry and market data that we obtained or may obtain from industry publications and research, surveys and studies conducted by third parties and surveys and studies that we may undertake ourselves regarding the market potential for our current services. Although we believe that such information has been obtained from reliable sources, the sources of such data have not guaranteed the accuracy or completeness of such information. Industry publications and third-party research, surveys and studies may not be reliable. The results of this data represent various methodologies, assumptions, research, analysis, projections, estimates, composition of respondent pool, presentation of data and adjustments, each of which may ultimately prove to be incorrect, and cause actual results and market viability to differ materially from those presented in any such report or other materials.

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

As of March 25, 2025, AEH owns all of the 1,000,000 shares of our outstanding Class A Common Stock. The shares of Class A Common Stock held by AEH are controlled by its officers and managers, all of whom are also some of our officers and directors. AEH also owns 250,000 shares of our Class B Common Stock. There are 13,413,162 shares of Class B Common Stock issued and outstanding as of March 25, 2025. AEH therefore controls 10,250,000 votes, or approximately 42.6% of all voting rights. In addition, our directors and officers collectively hold 260,689 shares of Class B Common Stock.  Combining their control of AEH’s shares of Class A Common Stock and Class B Common Stock and their own shares of Class B Common Stock, our officers and directors collectively control 10,510,689 votes, or approximately 43.6% of total voting power. Management’s concentrated voting power may limit or preclude the ability of others to influence corporate matters including significant business decisions for the foreseeable future.

In addition, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class B Common Stock less attractive to other investors. As a result, fewer investors may be willing to purchase our Class B Common Stock. In consequence, the market price and liquidity of our Class B Common Stock could be adversely affected.

Our Class B Common Stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your purchase price.

The market price for our Class B Common Stock is likely to be volatile, in part because our shares had not been traded publicly prior to our initial public offering in February 2023. In addition, the market price of our Class B Common Stock may fluctuate significantly in response to several factors, most of which we cannot control, including:

●	quarterly variations in our operating results compared to market expectations;

●	adverse publicity about us, the industries we participate in or individual scandals;

●	announcements of new offerings or significant price reductions by us or our competitors;

●	stock price performance of our competitors;

●	fluctuations in stock market prices and volumes;

●	changes in senior management or key personnel;

●	changes in financial estimates by securities analysts;

●	the market’s reaction to our reduced disclosure as a result of being an “emerging growth company” under the JOBS Act;

●	negative earnings or other announcements by us or our competitors;

●	defaults on indebtedness, incurrence of additional indebtedness, or issuances of additional capital stock;

●	global economic, legal and regulatory factors unrelated to our performance; and

●	the other factors listed in Item 1A. “Risk Factors” of this Annual Report.

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

On August 21, 2024, the Company received a written notification (the “August 2024 Notification Letter”), from the Listing Qualifications Department (the “Staff”)  of Nasdaq notifying the Company that it was not in compliance with the minimum $2,500,000 stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market tier of Nasdaq because the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 reported stockholders’ equity of $2,097,090, and, as of the date of the August 2024 Notification Letter, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations set forth in Nasdaq Listing Rule 5550(b).

Nasdaq Listing Rule 5550(b) requires a company that has its primary equity security listed on The Nasdaq Capital Market tier of Nasdaq to meet one of three requirements: (1) have stockholders’ equity of at least $2,500,000; (2) have a market value of listed securities of at least $35,000,000; or (3) have net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

In accordance with Nasdaq Listing Rule 5810(c)(2)(A), the Company was provided 45 calendar days, or until October 7, 2024, to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b). The Company submitted a compliance plan on October 7, 2024. Based on the Staff’s review of the compliance plan materials, the Staff determined to grant the Company an extension to regain compliance to February 17, 2025. On or before that date, the Company will be required to file a report with the SEC and Nasdaq that meets certain requirements for demonstrating compliance with Nasdaq Listing Rule 5550(b). In addition, the Company must evidence compliance upon filing its Quarterly Report for the quarter ended March 31, 2025. If the Company fails to meet these requirements the Company may be subject to delisting. In the event the Company does not satisfy these terms, the Staff will provide written notification that its securities will be delisted. At that time, the Company may appeal the Staff’s determination to a Nasdaq Hearings Panel (“Hearings Panel”).

On December 16, 2024, the Company received a written notification (the “December 2024 Notification Letter”) from the Staff notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market tier of Nasdaq.

Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Class B Common Stock for the 30 consecutive business days from October 31, 2024 to December 13, 2024, the Company no longer met the minimum bid price requirement.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until June 16, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the Company’s common stock must have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days. If the Company does not regain compliance during such 180-day period, the Company may be eligible for an additional 180 calendar days, provided that the Company meets the continued listing requirement for market value of publicly held shares of $1,000,000 under Nasdaq Listing Rule 5550(a)(5) and all other initial listing standards for The Nasdaq Capital Market, except for Nasdaq Listing Rule 5550(a)(2), and the Company must provide a written notice of its intention to cure this deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Class B Common Stock, and the Class B Common Stock will be subject to delisting. At that time, the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

In the event that we are unsuccessful in demonstrating compliance with Nasdaq Listing Rule 5550(b) by the extended deadline of February 17, 2025 or to evidence compliance with such rule in our Quarterly Report for the quarter ended March 31, 2025, or we are unable to regain compliance with Nasdaq Listing Rule 5550(a)(2) by the end of the 180-day period on June 16, 2025 and either fail to qualify for the second 180-day compliance period or fail to regain compliance during the second 180-day period, and we are unsuccessful in appealing a resulting delisting determination to a Hearings Panel, we will be delisted from Nasdaq, and the value of your shares may be materially adversely affected.

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

We have paid no cash dividends on any class of our stock to date and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our Class B Common Stock. Moreover, the Series A Certificate of Designation (as defined in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Private Placements of Series A Preferred Stock – Terms of Series A Convertible Preferred Stock under Certificate of Designation and Securities Purchase Agreement”) prohibits the Company from declaring or paying any cash dividends on its capital stock other than as required by the Series A Certificate of Designation with respect to the outstanding shares of Series A Preferred Stock. Accordingly, investors must be prepared to rely on sales of their Class B Common Stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our Class B Common Stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

We have issued and may in the future issue additional debt or equity securities which are senior to our Class B Common Stock as to distributions and in liquidation, which could materially adversely affect the market price of our Class B Common Stock.

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

In addition, in the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of commercial paper, medium-term notes, senior notes, subordinated notes, or preferred shares. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to our stockholders. In addition, any additional preferred stock, if issued by our company, may have a preference with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our stockholders. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing.

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

We are not an “accelerated filer” or a “large accelerated filer” under the Exchange Act. Rule 12b-2 under the Exchange Act defines an “accelerated filer” to mean any company that first meets the following conditions at the end of each fiscal year: The company had a public float of $75 million or more, but less than $700 million, as of the last business day of the company’s most recently completed second fiscal quarter; the company has been subject to the reporting requirements of the Exchange Act for at least twelve calendar months; the company has filed at least one annual report under the Exchange Act; the company did not have annual revenues of less than $100 million and either no public float or a public float of less than $700 million; and, once the company determines that it does not qualify for “smaller reporting company” status because it exceeded one or more of the current thresholds for such status, is not eligible to regain “smaller reporting company” status under the test provided under paragraph (3)(iii)(B) of the “smaller reporting company” definition in Rule 12b-2 of the Exchange Act. Rule 12b-2 under the Exchange Act defines a “large accelerated filer” in the same way as an “accelerated filer” except that the company meeting the definition must have a public float of $700 million or more as of the last business day of the company’s most recently completed second fiscal quarter.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We maintain cybersecurity insurance coverage that provides protection against potential losses arising from certain cybersecurity incidents. In addition, we have developed the following processes as part of our strategy for assessing, identifying, and managing material risks from cybersecurity threats.

Managing Material Risks and Integrated Overall Risk Management

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

Engaging Risk Management Systems and Third-Party Consultant

Recognizing the complexity and evolving nature of cybersecurity threats, we use risk management systems developed and tested by external experts, including cybersecurity assessors, consultants, and auditors. These risk management systems enable us to leverage specialized knowledge and insights as part of our cybersecurity strategies and processes. These systems are assessed and maintained with the assistance of third-party service providers, including a Technology Consultant engaged by the Company.

Overseeing Third-Party Risk

Because we are aware of the risks associated with third-party service providers, we implement processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes regular assessments by our Chief Technology Officer. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Board of Directors Oversight

Our board of directors oversees the management of risks associated with cybersecurity threats.

Management’s Role Managing Risk

The Company’s Chief Technology Officer, Chief Operating Officer, and Technology Consultant are primarily responsible for assessing, monitoring and managing our cybersecurity risks. Our Chief Technology Officer must ensure that all industry standard cybersecurity measures are functioning as required to prevent or detect cybersecurity threats and related risks. The Chief Technology Officer provides briefings on cybersecurity threats and related risks to our Chief Executive Officer on a regular basis. Our Chief Technology Officer has nine years of experience in the field of information technology. The Chief Technology Officer oversees and tests our compliance with standards, remediates known risks, and leads our employee training program. The Company’s Chief Technology Officer and Technology Consultant have extensive experience in cybersecurity and possess the necessary knowledge, skills, background, and experience.

Monitoring Cybersecurity Incidents

The Company’s Chief Technology Officer and Technology Consultant are continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The Chief Technology Officer and Technical Consultant implement and oversee processes for the regular monitoring of our information systems. This includes the deployment of industry-standard security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Chief Technology Officer and Technical Consultant will implement an incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

Significant cybersecurity matters, and strategic risk management decisions, will be escalated to the board of directors.

ITEM 2. PROPERTIES.

Although we are a remote-first company, we have a central office in Dallas, Texas. All of our independent contractors and employees are remote-first and supply their own equipment and office space. In the future, we may seek to expand our physical facilities to accommodate our growth. Our headquarters is in Dallas, leased through Regus Management at The Crescent Office Complex located at 100 Crescent Court, 7th Floor, in Dallas, Texas. Our rent was initially $32.82 per day from February 1, 2022 to January 31, 2023. On October 10, 2022, we renewed an office lease at this location for $1,085 per month from February 1, 2023 to January 31, 2024. On May 4, 2022, we leased an office at this location for a daily payment of $44.63 from June 1, 2022 to May 31, 2023. On March 3, 2023, we transferred an office lease to a different office at this location for a monthly payment of $4,989 from March 7, 2023 to May 31, 2023. On March 6, 2023, we renewed an office lease at this location for a monthly payment of $5,104 from June 1, 2023 to February 29, 2024. On October 10, 2023, we renewed an office lease at this location for a monthly payment of $1,228 from February 1, 2024 to January 31, 2025. On November 9, 2023, we renewed an office lease at this location for a monthly payment of $5,329 from March 1, 2024 to November 30, 2024. On June 9, 2024, between the Company and Regus Management, we renewed an office lease at this location for a monthly payment of $1,981 from October 1, 2024 to September 30, 2025.

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

Number of Holders of Our Common Stock

As of March 25, 2025, there was one holder of record of our Class A Common Stock, which is not listed, quoted or traded on any stock exchange or over-the-counter market, and 19 holders of record of our Class B Common Stock, which is listed and traded on Nasdaq under the symbol “ASST”. In computing the number of holders of record of our common stock, holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions are not included.

Use of Proceeds from Registered Securities

The closing of our initial public offering took place on February 7, 2023, pursuant to the Underwriting Agreement, dated as of February 2, 2023, between the Company and Boustead, as representative of the underwriters named on Schedule 1 thereto (the “Underwriting Agreement”). At the closing, the Company sold 300,000 shares of Class B Common Stock for total gross proceeds of $7,500,000. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $6.6 million. Pursuant to the Underwriting Agreement, on February 7, 2023, the Company also agreed to issue Boustead a warrant to purchase the number of shares of Class B Common Stock equal to 7% of the aggregate number of shares of Class B Common Stock sold in the initial public offering (the “Representative’s Warrant”).

The shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Registration Statement on Form S-1 (File No. 333-267258), initially filed with the SEC on September 2, 2022, and declared effective by the SEC on February 2, 2023 (as amended, the “IPO Registration Statement”), and the final prospectus, dated February 2, 2023, filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4) of the Securities Act (the “IPO Public Offering Prospectus”). In addition, a total of 300,000 shares of Class B Common Stock were registered for resale by the selling stockholders named in the IPO Registration Statement and a final prospectus relating to these shares, dated February 2, 2023, which was filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(3) of the Securities Act (the “IPO Resale Prospectus”). The Company did not and will not receive any proceeds from the resale of Class B Common Stock by the selling stockholders.

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

On April 4, 2023, Post-Effective Amendment No. 1 to the IPO Registration Statement was filed with the SEC and became effective on April 14, 2023 (the “IPO Post-Effective Amendment”). The IPO Post-Effective Amendment was required to be filed to update the IPO Registration Statement’s prospectuses to include, among other things, the information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on June 30, 2023, and information in certain subsequent reports and filings under the Exchange Act. The IPO Post-Effective Amendment maintained the effectiveness of the IPO Registration Statement with respect to the sale of shares of common stock issuable upon exercise of the Representative’s Warrant and the resale of the shares of common stock held by the selling stockholders. Updates to the IPO Public Offering Prospectus and the IPO Resale Prospectus were included with the IPO Post-Effective Amendment.

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

The following is our reasonable estimate of the uses of the proceeds from the Company’s initial public offering from the date of the closing of the offering on November 16, 2023 until December 31, 2024:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	Approximately $0.3 million was used for the acquisition of assets of other businesses;

●	None was used for the repayment of indebtedness;

●	Approximately $6.3 million was used for working capital; and

●	None was used for temporary investments.

As of December 31, 2024, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and we do not expect, any material change in the planned use of proceeds from the initial public offering as described in the IPO Registration Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans”.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. In addition, the Series A Certificate of Designation prohibits the Company from declaring or paying any cash dividends on its capital stock other than as required by the Series A Certificate of Designation with respect to the outstanding shares of Series A Preferred Stock. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also “Item 1A. Risk Factors – Risks Related to Ownership of Our Class B Common Stock – We have never paid cash dividends on our stock and do not intend to pay dividends for the foreseeable future.”

Recent Sales of Unregistered Securities

During 2024, the Company did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K where required.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly in the sections titled Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

Our Discord investment education and entertainment service is designed primarily by and for enthusiastic Generation Z, or Gen Z, retail investors, creators and influencers. Gen Z is commonly considered to be people born between 1997 and 2012. Our investment education and entertainment service focuses on stock, real estate, cryptocurrency, and NFT community learning programs designed for the next generation. While we believe that Gen Z will continue to be our primary market, our Discord server offering features education and entertainment content covering real estate investments, which is expected to appeal strongly to older generations as well. Our combined server user membership was approximately 206,899 as of December 31, 2024.

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

Our revenue depends on the number of paying subscribers to our Discord servers. During the years ended December 31, 2024 and 2023, we received revenue from 1,302 and 298 Asset Entities Discord server paying subscribers, respectively.

Our Historical Performance

As of December 31, 2024, the Company had an accumulated deficit of $12,006,357 and a cash balance of $2,660,624. During the years ended December 31, 2024 and 2023, we had a net loss of $6,393,932 and $4,931,197, respectively. To date, the Company has financed its operations primarily through capital raises and sales of its services. In April 2024, the Company filed the Shelf Registration Statement, which was declared effective by the SEC on April 26, 2024, for potential offerings of up to $100,000,000 in aggregate, subject to the requirement that in no event may we sell shares having a value exceeding more than one-third of our public float in any 12-month period under the Shelf Registration Statement so long as our public float remains below $75,000,000. In May 2024, the Company completed the first of a two-part private placement of its Series A Preferred Stock for gross proceeds of $1.5 million, and in July 2024, the Company completed the second part of the private placement for an additional $1.5 million in gross proceeds. In September 2024, the Company entered into the ATM Sales Agreement, and filed a prospectus supplement to the Shelf Registration Statement for the ATM Financing for gross proceeds of up to $1,791,704. As of March 31, 2025, the Company had filed additional prospectus supplements to the Shelf Registration Statement to increase the maximum gross proceeds to $5,489,399. Since the commencement of the ATM Financing, a total of 5,417,700 shares has been sold, for net proceeds to the Company of $4,830,647.56, after paying $329,362 in compensation to the Sales Agent and the same amount to Boustead under the Boustead ATM Waiver. The Company has received confirmation from the investor in its Series A Preferred Stock that it will invest up to an additional $3 million upon request by the Company. Based on the Company’s existing cash resources and the cash expected to be received from the ATM Financing and other planned financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through December 31, 2025 and for at least 12 months beyond that period. For further discussion, see Item 7. “—Liquidity and Capital Resources”.

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

Recent Developments

Amended and Restated Waiver and Consent

On March 20, 2025, the Company entered into an Amended and Restated Waiver and Consent, dated as of March 20, 2025 (the “A&R Ionic ATM Waiver”), between the Company and Ionic Ventures, LLC, a California limited liability company (“Ionic”), the sole holder of the Series A Preferred Stock. Pursuant to the A&R Ionic ATM Waiver, Ionic waived any prohibition, restriction or adverse adjustment that would otherwise apply to any action of the Company relating to an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act), under a sales agreement between the Company and A.G.P. under which the Company may offer and sell through A.G.P., as sales agent, the Company’s shares of Class B Common Stock (“Waived A.G.P. ATM”), under the Securities Purchase Agreement, dated as of May 24, 2024, between the Company and Ionic, as amended by the First Amendment to Securities Purchase Agreement, dated as of June 13, 2024, between the Company and Ionic (as amended, the “Ionic Purchase Agreement”), or Series A Certificate of Designation. Pursuant to the A&R Ionic ATM Waiver, regardless of the terms and conditions of the Ionic Purchase Agreement and the Series A Certificate of Designation, the Company may at any time enter into or consummate the transactions contemplated by any agreement relating to a Waived A.G.P. ATM, the filing of a prospectus supplement to a prospectus contained in an effective registration statement that was filed under the Securities Act relating to a Waived A.G.P. ATM, the announcement of a Waived A.G.P. ATM, the issuance, offer, sale, or grant of any shares of the Class B Common Stock relating to a Waived A.G.P. ATM, or the issuance, offer, sale, or grant of any securities in connection with either the provision of goods or services or settlement of any obligations that may otherwise arise with respect to a Waived A.G.P. ATM. In addition, pursuant to the A&R Ionic ATM Waiver, Ionic waived any adjustment to the applicable Conversion Price (as defined in the Series A Certificate of Designation), which partly determines the number of shares of Class B Common Stock issuable upon conversion of a share of Series A Preferred Stock, that would otherwise occur as a result of any Waived A.G.P. ATM under the terms of the Series A Certificate of Designation.

Results of Operations

The following table summarizes our results of operations for the fiscal years ended December 31, 2024 and 2023.

	Year Ended
Consolidated Operations Data	December 31, 2024	December 31, 2023
Revenue	$633,489	$277,038

Operating expenses
Contract labor	512,911	176,773
General and administrative	3,021,547	2,183,155
Management compensation	3,503,059	2,848,307
Total operating expenses	7,037,517	5,208,235

Loss from operations	(6,404,028)	(4,931,197)

Other income
Interest income	10,096	-
Total other income	10,096	-

Net loss	$(6,393,932)	$(4,931,197)

Revenue. Our revenue increased 128.7% to approximately $0.6 million for the fiscal year ended December 31, 2024 from approximately $0.3 million for the fiscal year ended December 31, 2023. This increase was primarily due to an increase in revenues from the increased number of our Discord server paying subscribers during the fiscal year ended December 31, 2024, including subscribers to the OptionsSwing and Pure Profits Discord servers that the Company acquired in November 2023 and June 2024, respectively, compared to such revenues for the fiscal year ended December 31, 2023, the majority of which preceded the acquisitions of the OptionsSwing and Pure Profits Discord servers. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 35.1% to approximately $7.0 million for the fiscal year ended December 31, 2024 from approximately $5.2 million for the fiscal year ended December 31, 2023. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings of approximately $1.1 million and an increase in management compensation costs of approximately $0.7 million for the fiscal year ended December 31, 2024, compared to such costs for the fiscal year ended December 31, 2023.

Loss From Operations. Our loss from operations increased 29.9% to approximately $6.4 million for the fiscal year ended December 31, 2024 from approximately $4.9 million for the fiscal year ended December 31, 2023. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings of approximately $1.1 million and an increase in management compensation costs of approximately $0.7 million for the fiscal year ended December 31, 2024, compared to such costs for the fiscal year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, the Company had an accumulated deficit of $12,006,357 and cash balance of $2,660,624. During the years ended December 31, 2024 and 2023, we had a net loss of $6,393,932 and $4,931,197, respectively. To date, the Company has financed its operations primarily through capital raises and sales of its services. In April 2024, the Company filed the Shelf Registration Statement, which was declared effective by the SEC on April 26, 2024, for potential offerings of up to $100,000,000 in aggregate, subject to the requirement that in no event may we sell shares having a value exceeding more than one-third of our public float in any 12-month period under the Shelf Registration Statement so long as our public float remains below $75,000,000. In May 2024, the Company completed the first of a two-part private placement of its Series A Preferred Stock for gross proceeds of $1.5 million, and in July 2024, the Company completed the second part of the private placement for an additional $1.5 million in gross proceeds. In September 2024, the Company entered into the ATM Sales Agreement, and filed a prospectus supplement to the Shelf Registration Statement for the ATM Financing for gross proceeds of up to $1,791,704. As of March 31, 2025, the Company has filed additional prospectus supplements to the Shelf Registration Statement to increase the maximum gross proceeds to $5,489,399. Since the commencement of the ATM Financing, a total of 5,417,700 shares has been sold, for net proceeds to the Company of $4,830,647.56, after paying $329,362 in compensation to the Sales Agent and the same amount to Boustead under the Boustead ATM Waiver. The Company has received confirmation from the investor in its Series A Preferred Stock that it will invest up to an additional $3 million upon request by the Company. Based on the Company’s existing cash resources and the cash expected to be received from the ATM Financing and other planned financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through December 31, 2025 and for at least 12 months beyond that period.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the periods presented:

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(4,900,057)	$(3,807,623)
Net cash used in investing activities	(400,000)	(113,559)
Net cash provided by financing activities	5,036,358	6,708,328
Net change in cash	(263,699)	2,787,146
Cash at beginning of year	2,924,323	137,177
Cash at end of year	$2,660,624	$2,924,323

Net cash used in operating activities was approximately $4.9 million for the fiscal year ended December 31, 2024, as compared to net cash used in operating activities of approximately $3.8 million for the fiscal year ended December 31, 2023. This increase was primarily due to an increase in net loss.

Net cash used in investing activities was $0.4 million for the fiscal year ended December 31, 2024, as compared to net cash used in operating activities of approximately $0.1 for the fiscal year ended December 31, 2023. The change was primarily due to the purchase of intangible assets during the fiscal year ended December 31, 2024 compared to a lesser amount of such purchases during the fiscal year ended December 31, 2023.

Net cash provided by financing activities was approximately $5.0 million for the fiscal year ended December 31, 2024, as compared to net cash provided by financing activities of approximately $6.7 million for the fiscal year ended December 31, 2023. The change was primarily due to the reduced amount of proceeds from the Company’s private placements during the fiscal year ended December 31, 2024 compared to the proceeds received from its February 2023 initial public offering.

Initial Public Offering and Underwriting Agreement

The closing of our initial public offering took place on February 7, 2023 pursuant to the Underwriting Agreement. At the closing, the Company sold 300,000 shares of Class B Common Stock for total gross proceeds of $7,500,000. The Company also issued the Representative’s Warrant. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $6.6 million.

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

The following is our reasonable estimate of the uses of the proceeds from the Company’s initial public offering from the date of the closing of the offering on November 16, 2023 until December 31, 2024:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	Approximately $0.3 million was used for the acquisition of assets of other businesses;

●	None was used for the repayment of indebtedness;

●	Approximately $6.3 million was used for working capital; and

●	None was used for temporary investments.

As of December 31, 2024, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and we do not expect, any material change in the planned use of proceeds from the initial public offering as described in the IPO Registration Statement.

Engagement Letter and Underwriting Agreement with Boustead Securities, LLC

Under the engagement letter agreement, dated November 29, 2021, between the Company and Boustead (the “Boustead Engagement Letter”), during the term that began on November 29, 2021 and ending 12 months following the termination or expiration of the Boustead Engagement letter, which occurred on February 7, 2024 (see below), we were required to compensate Boustead with a cash fee equal to seven percent (7.0%) and non-accountable expense allowance equal to one percent (1.0%) of the gross proceeds received by the Company from the sale of securities in an investment transaction, or up to ten percent (10.0%) of the gross proceeds from certain other merger, acquisition, or joint venture, strategic alliance, license, research and development, or other similar transactions, with a party, including any investor in a private placement in which Boustead served as placement agent or in the initial public offering, or who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter, including any Company officers, directors, employees, consultants, advisors, stockholders, members, or partners, for such transactions that occurred during the 12-month period following the termination or expiration of the Boustead Engagement Letter (the “Tail Rights”). The Boustead Engagement Letter expired on February 7, 2024. The Tail Rights therefore expired on February 7, 2025.

Pursuant to the Underwriting Agreement, the Company granted Boustead an irrevocable right of first refusal until February 2, 2025, to act as financial advisor, lead managing underwriter, book runner, placement agent, or to act as joint advisor, managing underwriter, book runner, or placement agent on at least equal economic terms, on any public or private financing (debt or equity), merger, business combination, recapitalization or sale of some or all of the equity or assets of the Company. This right of first refusal expired on February 7, 2025.

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

Compensation to Boustead Securities, LLC

In connection with the First Triton Closing, pursuant to the Boustead Engagement Letter and the Underwriting Agreement, the Company was required to pay Boustead a fee equal to 7% of the aggregate purchase price, and non-accountable expense allowance equal to 1% of the aggregate purchase price for the First Triton Shares. In addition, the Company issued a warrant to Boustead for the purchase of 3,688 shares of Class B Common Stock, equal to 7% of the number of the First Triton Shares, with an exercise price of $1.3447 per share, subject to adjustment, a five-year term, and cashless exercise and registration rights.

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

June 2024 TommyBoyTV Asset Purchase Agreement

Under an Asset Purchase Agreement (the “TBTV Asset Purchase Agreement”), dated as of June 21, 2024, among the Company, TommyBoyTV, LLC (the “TBTV Seller”), and Tomas Cvercko, the owner of all of the membership interests of the TBTV Seller (the “TBTV Member”), the Company agreed to purchase all of the TBTV Seller’s right, title, and interest in and to substantially all of the assets and properties owned by the TBTV Seller and used in connection with its business of Discord development, social media, online community management, marketing, and analytics for the payment of $200,000 in cash (the “TBTV Cash Consideration”) and the issuance of 5,000 shares of Class B Common Stock (the “TBTV Stock Consideration”).

Pursuant to the TBTV Asset Purchase Agreement, on June 21, 2024, the Company paid the TBTV Seller $200,000 and issued the TBTV Stock Consideration to the TBTV Member, and the TBTV Seller and the TBTV Member delivered title to all of the assets of the TBTV Seller. The TBTV Stock Consideration vested immediately upon issuance.

Pursuant to the TBTV Asset Purchase Agreement, the Company agreed to assume certain liabilities including the obligations, duties and liabilities with respect to the contracts used in conducting or relating to the business of the TBTV Seller and other specified assets, in each case only to the extent arising from and after June 21, 2024. These assumed liabilities also exclude any obligations arising from the TBTV Seller’s breach or default before June 21, 2024.

The TBTV Asset Purchase Agreement also contains mutual indemnification provisions with respect to breaches of representations and warranties as well as to certain third-party claims, and indemnification by the Company of the TBTV Seller and the TBTV Member with respect to certain damages with respect to the assumed liabilities and certain other liabilities asserted by a third party arising after June 21, 2024. In the case of indemnification provided with respect to breaches of certain non-fundamental representations and warranties, the indemnifying party will only become liable for indemnified losses to the extent that the amount exceeds an aggregate threshold of $25,000. However, this threshold limitation does not apply to claims by the Company for breaches by the TBTV Seller or the TBTV Member of certain fundamental representations and warranties. In addition, the Company’s aggregate remedy with respect to any and all indemnifiable losses may in no event exceed the purchase price, consisting of the TBTV Cash Consideration.

Private Placements of Series A Preferred Stock

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

Terms of Series A Convertible Preferred Stock under Certificate of Designation and Securities Purchase Agreement

Pursuant to the Ionic Purchase Agreement, on May 24, 2024, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock of the Company with the Secretary of State of the State of Nevada (the “Initial Certificate of Designation”), as amended by the Certificate of Amendment to Designation (the “First Designation Amendment”) filed with the Secretary of State of the State of Nevada on June 14, 2024, as amended by the Certificate of Amendment to Designation (the “Second Designation Amendment”) filed with the Secretary of State of the State of Nevada on September 4, 2024 at 9:58 AM Pacific Daylight Time, as amended by the Certificate of Amendment to Designation (the “Third Designation Amendment”) filed with the Secretary of State of the State of Nevada on September 4, 2024 at 11:38 AM Pacific Daylight Time (as amended, the “Series A Certificate of Designation”), designating 660 shares of the Company’s preferred stock as “Series A Convertible Preferred Stock,” $0.0001 par value per share, and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Series A Preferred Stock. Each share of Series A Preferred Stock has an initial stated value (“Stated Value”) of $10,000 per share.

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

Holders of Series A Preferred Stock will be entitled to receive cumulative dividends, in shares of Class B Common Stock (or cash at the Company’s option) on the Stated Value at an annual rate of 6% (which will increase to 12% if a Triggering Event (as defined in the Series A Certificate of Designation) occurs until such Triggering Event, if curable, is cured). Dividends will be payable upon conversion or redemption of the Series A Preferred Stock.

Holders of Series A Preferred Stock will be entitled to convert shares of Series A Preferred Stock into a number of shares of Class B Common Stock determined by dividing the Stated Value of such shares (plus any accrued but unpaid dividends and other amounts due, unless paid by the Company in cash) by the conversion price of the Series A Preferred Stock (the “Conversion Price”). The initial Conversion Price is $3.75, subject to adjustment including adjustments due to full-ratchet anti-dilution provisions. Holders may elect to convert shares of Series A Preferred Stock to Class B Common Stock at an alternate conversion price equal to 85% (or 70% if the Company’s Class B Common Stock is suspended from trading on or delisted from a principal trading market or upon occurrence of a Triggering Event) of the average of the lowest daily volume weighed average price of the Class B Common Stock during the Alternate Conversion Measuring Period (as defined in the Series A Certificate of Designation).

A holder of Series A Preferred Stock may not convert the Series A Preferred Stock into Class B Common Stock to the extent that such conversion would cause such holder’s beneficial ownership of Class B Common Stock to exceed 4.99% of the outstanding Class B Common Stock immediately after conversion, which may be increased by the holder to up to 9.99% upon no fewer than 61 days’ prior notice (the “Series A Beneficial Ownership Limitation”). Any conversion of shares of Series A Preferred Stock that would result in the holder beneficially owning in excess of 4.99% of the shares of Class B Common Stock will not be effected, and the shares of Class B Common Stock that would cause such excess will be held in abeyance and not issued to the holder until the date the Company is notified by the holder that its ownership is less than 4.99%, at the applicable Conversion Price, and subject to the holder’s compliance with other applicable procedural requirements for conversion. Holders of Series A Preferred Stock are not prohibited from delivering a Conversion Notice (as defined by the Series A Certificate of Designation) while another Conversion Notice remains outstanding.

The Series A Certificate of Designation provides that the Conversion Price may not be lower than a floor price (the “Floor Price”) of $0.4275 per share, subject to adjustment for stock splits and similar transactions. If the Conversion Price would be less than the Floor Price, then, subject to the terms and conditions of the Series A Certificate of Designation, the Stated Value will automatically increase in the manner provided pursuant to the Series A Certificate of Designation, as described in the following paragraph. The Series A Preferred Stock also may not be converted except to the extent that the shares of Class B Common Stock issuable upon such conversion may be resold pursuant to Rule 144 or an effective and available registration statement.

If a conversion of Series A Preferred Stock would have resulted in the issuance of an amount of shares of Class B Common Stock exceeding 19.99% of the Company’s common stock outstanding as of the date of the signing of the related binding agreement, which number of shares would be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by the Series A Certificate of Designation under applicable rules of Nasdaq, including Nasdaq Listing Rule 5635(d) (such amount, the “Exchange Limitation”), the Conversion Price would have been required to be at least equal to the price (the “Minimum Price”) that would be the lower of the last closing price of the stock immediately preceding the signing of the related binding agreement and the average closing price for the five Trading Days (as defined below) immediately preceding the signing of the related binding agreement, before the effectiveness of the approval of such number of the holders of the outstanding shares of the Company’s voting securities as required by the Bylaws of the Company (the “Bylaws”) and the NRS, to ratify and approve all of the transactions contemplated by the Transaction Documents (as defined in the Ionic Purchase Agreement), including the issuance of all of the shares of Series A Preferred Stock and shares of Class B Common Stock upon conversion of the shares of Series A Preferred Stock, all as may be required by the applicable rules and regulations of The Nasdaq Capital Market tier of Nasdaq (or any successor entity) (the “Stockholder Approval”). In the event that the Conversion Price on a Conversion Date (as defined in the Series A Certificate of Designation) would have been less than the applicable Minimum Price or the Floor Price if not for the immediately preceding sentence, then, upon any conversion of shares of Series A Preferred Stock, the Stated Value will automatically be increased by an amount equal to the product obtained by multiplying (A) the higher of (I) the highest price that the Class B Common Stock trades at on the Trading Day immediately preceding the Conversion Date and (II) the applicable Conversion Price and (B) the difference obtained by subtracting (I) the number of shares of Class B Common Stock delivered (or to be delivered) to the holder on the applicable Conversion Date with respect to such conversion of shares of Series A Preferred Stock from (II) the quotient obtained by dividing (x) the Stated Value (plus any accrued but unpaid dividends and other amounts due on such shares) of the Series A Preferred Stock being converted that the holder has elected to be the subject of the applicable conversion, by (y) the applicable Conversion Price.

The Ionic Purchase Agreement required that the Company obtain the Stockholder Approval, by the prior written consent of the requisite stockholders as required by the Bylaws and the NRS, to ratify and approve all of the transactions contemplated by the Transaction Documents, including the issuance of all of the shares of Series A Preferred Stock and shares of Class B Common Stock issuable upon conversion of such shares pursuant to the Ionic Purchase Agreement, all as may be required by the applicable rules and regulations of The Nasdaq Capital Market tier of Nasdaq (or any successor entity). The Ionic Purchase Agreement and the Series A Certificate of Designation further required that the Company file a Preliminary Information Statement on Schedule 14C with the SEC within 10 days of the date of the First Ionic Closing followed by the filing of a Definitive Information Statement on Schedule 14C with the SEC within 20 days of the date of the First Ionic Closing, or within 45 days of the date of the First Ionic Closing if delayed due to a court or regulatory agency, including but not limited to the SEC, which was required to disclose the Stockholder Approval. In accordance with the rules of the SEC, the Stockholder Approval was required to become effective 20 days after the Definitive Information Statement was sent or given in accordance with SEC rules.

In accordance with the requirements and provisions described above, on May 24, 2024, the Company obtained the execution of a written consent in lieu of a special meeting of a majority of the voting power of the stockholders of the Company approving a resolution approving the issuance of Class B Common Stock in aggregate in excess of the limitations provided by Nasdaq Listing Rule 5635(d), including that an amount of shares of Class B Common Stock equal to or greater than 20% of the total common stock or voting power outstanding on the date of the Series A Certificate of Designation may be issued pursuant to the Series A Certificate of Designation at a price that may be less than the Minimum Price. On May 31, 2024, the Company filed a Preliminary Information Statement on Schedule 14C with the SEC. On June 13, 2024, the Company filed a Definitive Information Statement on Schedule 14C with the SEC disclosing such written consent. As of the 20th  day following actions meeting these and other applicable requirements, the Company is permitted to issue more than the limited number of shares as defined by the Exchange Limitation, at a Conversion Price that may be below the Minimum Price.

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

Under the Ionic Purchase Agreement, the Company generally may not sell securities in a financing transaction while Ionic beneficially owns any shares of Series A Preferred Stock or common stock until the end of the 30-day period following the initial date of the effectiveness of each Registration Statement or during any Alternate Conversion Measuring Period. In addition, the Company may not file any other registration statement or any offering statement under the Securities Act, other than a registration statement on Form S-8 or supplements or amendments to registration statements that were filed and effective as of the date of the Ionic Purchase Agreement (solely to the extent necessary to keep such registration statements effective and available and not with respect to any Subsequent Placement (as defined by the Ionic Purchase Agreement)), unless each of the First Registration Statement and the Second Registration Statement is effective and the respective prospectuses are available for use, or the outstanding shares of Series A Preferred Stock and underlying shares of Class B Common Stock may be resold without limitation under Rule 144. Additionally, the Company may not, directly or indirectly, redeem, or declare or pay any cash dividend or distribution on, any securities of the Company without the prior express written consent of Ionic (other than as required by the Series A Certificate of Designation).

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

The May 2024 Boustead Warrant and the July 2024 Assignee Warrant have an exercise price of $3.75 per share, subject to adjustment, five-year terms, and cashless exercise and piggyback registration rights.

ATM Financing

ATM Sales Agreement

On September 27, 2024, the Company entered into the ATM Sales Agreement with the Sales Agent. Under the terms of the ATM Sales Agreement, the Company may, from time to time, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, issue and sell through or to the Sales Agent, initially up to a maximum aggregate amount of $2,271,487 of shares of the Company’s Class B Common Stock (the “ATM Shares”). The issuance and sale of the ATM Shares to or through the Sales Agent from time to time will be effected pursuant to the Shelf Registration Statement and the prospectus supplements filed by the Company with the SEC on September 30, 2024 and November 18, 2024 relating to the offering of the ATM Shares and the accompanying base prospectus.

Pursuant to the ATM Sales Agreement, the Company may issue and sell the ATM Shares from time to time through or to the Sales Agent, acting as sales agent or principal, subject to the terms and conditions of the ATM Sales Agreement. The Company may instruct the Sales Agent to make such sales, and the Sales Agent, as agent, will use its commercially reasonable efforts to sell the ATM Shares within the parameters set forth in the Company’s notice to sell, and subject to the satisfaction of the Company’s obligations as set forth in the ATM Sales Agreement. The Company will designate the parameters within which the ATM Shares must be sold, including at a minimum the number to be sold, the time period during which sales are requested to be made, any limitation on the number of the ATM Shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Company has no obligation to sell, and the Sales Agent is not obligated to buy or sell, any of the ATM Shares under the ATM Sales Agreement and may at any time suspend offers under the ATM Sales Agreement or terminate the ATM Sales Agreement as provided for in the ATM Sales Agreement. The offering of the ATM Shares pursuant to the related prospectus supplements to the Shelf Registration Statement and the accompanying base prospectus will terminate upon the earlier of (i) the sale of all of the ATM Shares pursuant to such prospectus supplements and accompanying base prospectus having an aggregate sales price of $2,271,487, and (ii) the termination by the Company or the Sales Agent of the ATM Sales Agreement pursuant to its terms.

Notwithstanding anything to the contrary in the ATM Sales Agreement, the Sales Agent may only sell the ATM Shares directly into the market at prevailing market prices in ordinary brokerage transactions that are open to all market participants, and will not sell shares in privately negotiated transactions, whether acting solely as an agent on behalf of the Company or on a principal basis if agreed by the Sales Agent and the Company.

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

Waivers and Consents to ATM Financing

On September 20, 2024, the Company entered into a Waiver and Consent, dated as of September 20, 2024 (the “Ionic ATM Waiver”), between the Company and Ionic, pursuant to which Ionic waived any prohibition, restriction or adverse adjustment that would otherwise apply to any action of the Company relating to an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act), of equity securities of up to $5 million (“Waived ATM Financing”) under the Ionic Purchase Agreement or the Series A Certificate of Designation. Pursuant to the Ionic ATM Waiver, regardless of the terms and conditions of the Ionic Purchase Agreement and the Series A Certificate of Designation, the Company may at any time enter into any agreement relating to a Waived ATM Financing, the filing of a prospectus supplement to a prospectus contained in an effective registration statement that was filed under the Securities Act relating to a Waived ATM Financing, the announcement of a Waived ATM Financing, the issuance, offer, sale, or grant of any shares of Class B Common Stock relating to a Waived ATM Financing, or the issuance, offer, sale, or grant of any securities in connection with either the provision of goods or services or settlement of any obligations that may otherwise arise with respect to a Waived ATM Financing. In addition, pursuant to the Ionic ATM Waiver, Ionic waived any adjustment to the applicable Conversion Price, which partly determines the number of shares of Class B Common Stock issuable upon conversion of a share of Series A Preferred Stock, that would otherwise occur as a result of any Waived ATM Financing under the terms of the Series A Certificate of Designation.

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

Critical Accounting Estimates

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

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. During the year ended December 31, 2024 and 2023, there were no intangible asset impairment charges.

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

Advertising Expenses

The Company expenses advertising costs as they incurred. Total advertising expenses were $944,635 and $436,066 for the year ended December 31, 2024 and 2023, respectively, and have been included as part of general and administrative expenses.

Research and Development

Research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.

The Company incurred research and development expenses of $423,299 and $18,935 for the year ended December 31, 2024 and 2023, respectively, and have been included as part of contract labor.

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

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. Revenue under these agreements is recognized over the related service period. As of December 31, 2024 and 2023, total contract liabilities were $369 and $3,445 respectively. Contract liabilities are expected to be recognized as revenue over a period not to exceed twelve (12) months.

Changes in contract liabilities for the year ended December 31, 2024 are as follows:

	2024	2023
Balance, January 1	$3,445	$4,648
Deferral of revenue	-	-
Recognition of revenue	(3,076)	(1,203)
Balance, December 31	$369	$3,445

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

As of December 31, 2024, warrants representing 105,490 shares of common stock equivalents were excluded from the computation from diluted net loss per share as the result was anti-dilutive.

Income Taxes

As described in more detail above (see Item 1. “Business – Corporate History and Structure – Formation and Merger into Asset Entities Inc.”), the business now conducted by the Company was operated as a partnership from August 1, 2020 until October 19, 2020, when it was reorganized as a limited liability company, or LLC, and that LLC was merged into the Company on March 28, 2022. Prior to that date, the partnership and the subsequent LLC were not subject to federal income tax and all income, deductions, gains and losses were attributed to the partners or members.

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2024 or December 31, 2023.

Segment Reporting

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its chief executive officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. The CODM uses operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating margin, the allocation of budget between operating expenses and the management and forecasting of cash to ensure enough capital is available. Accordingly, we determined we operate in a single reporting segment.

Our CEO assesses performance and decides how to allocate resources primarily based on consolidated net income, which is reported on our Consolidated Statements of Operations. Total assets on the Consolidated Balance Sheets represent our segment assets.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 final standard on Income Statement: Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance will be effective for us on January 1, 2027.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, which improves reportable segment disclosure requirements. Primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the accompanying financial statements. The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

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

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2024 but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended December 31, 2024.

New Executive Employment and Consulting Agreements

On March 27, 2025, the Company entered into a letter agreement between the Company and Arshia Sarkhani, the Company’s Chief Executive Officer and President, dated as of March 27, 2025 (the “New Arshia Sarkhani Agreement”). Under the New Arshia Sarkhani Agreement, Mr. Sarkhani will remain employed by the Company for a term that will begin on April 1, 2025 and will end on April 1, 2027 unless terminated earlier in accordance with its terms or extended by mutual written agreement. For the period beginning on the day following the date of the termination of the Company’s previous letter agreement, dated as of April 21, 2022, between the Company and Mr. Sarkhani (the “Prior Arshia Sarkhani Employment Agreement”), and ending on April 1, 2027, the Company will pay Mr. Sarkhani an annual salary of $240,000. Pursuant to the New Arshia Sarkhani Agreement, the Company will also pay Mr. Sarkhani an immediate cash bonus of $25,000. Mr. Sarkhani will also be eligible to receive an annual cash bonus as determined by the Company’s board of directors or the Compensation Committee of the board (the “Compensation Committee”).  Subject to the approval by the Company’s stockholders of an amendment to the Asset Entities Inc. 2022 Equity Incentive Plan (the “Plan”) to increase the number of shares of the Class B Common Stock available for grant under the Plan, and further subject to the approval of the board or the Compensation Committee, Mr. Sarkhani will be granted an award of shares of Class B Common Stock under the Plan in an amount to be determined by the board or the Compensation Committee pursuant to a restricted stock award agreement (the “Sarkhani Award Agreement”). The shares will vest equally over two years on each anniversary of the Sarkhani Award Agreement subject to Mr. Sarkhani’s continuous service. Upon a change of control of the Company, all of the shares will vest immediately. The Sarkhani Award Agreement will also contain non-competition and non-solicitation provisions. Under the New Arshia Sarkhani Agreement, Mr. Sarkhani will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The New Arshia Sarkhani Agreement also contains certain confidentiality provisions. The Company may terminate Mr. Sarkhani for “cause” as defined in the New Arshia Sarkhani Agreement. If the Company terminates Mr. Sarkhani without cause, the Company will be required to pay Mr. Sarkhani a separation fee of $240,000.

On March 27, 2025, the Company entered into a letter agreement between the Company and Matthew Krueger, the Company’s Chief Financial Officer, Treasurer and Secretary, dated as of March 27, 2025 (the “New Krueger Agreement”). Under the New Krueger Agreement, Mr. Krueger will remain employed by the Company for a term that will begin on April 1, 2025 and will end on April 1, 2027 unless terminated earlier in accordance with its terms or extended by mutual written agreement. For the period beginning on the day following the date of the termination of the Company’s previous letter agreement, dated April 21, 2022, between the Company and Mr. Krueger (the “Prior Krueger Agreement”), and ending on April 1, 2027, the Company will pay Mr. Krueger an annual salary of $180,000. Pursuant to the New Krueger Agreement, the Company will also pay Mr. Krueger an immediate cash bonus of $50,000. Mr. Krueger will also be eligible to receive an annual cash bonus as determined by the board or the Compensation Committee.  Subject to the approval by the Company’s stockholders of an amendment to the Plan to increase the number of shares of Class B Common Stock available for grant under the Plan, and further subject to the approval of the board or the Compensation Committee, Mr. Krueger will be granted an award of shares of Class B Common Stock under the Plan in an amount to be determined by the board or the Compensation Committee pursuant to a restricted stock award agreement (the “Krueger Award Agreement”). The shares will vest equally over two years on each anniversary of the Krueger Award Agreement subject to Mr. Krueger’s continuous service. Upon a change of control of the Company, all of the shares will vest immediately. The Krueger Award Agreement will also contain non-competition and non-solicitation provisions. Under the New Krueger Agreement, Mr. Krueger will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The New Krueger Agreement also contains certain confidentiality provisions. The Company may terminate Mr. Krueger for “cause” as defined in the New Krueger Agreement. If the Company terminates Mr. Krueger without cause, the Company will be required to pay Mr. Krueger a separation fee of $180,000.

On March 27, 2025, the Company entered into a letter agreement between the Company and Kyle Fairbanks, the Company’s Executive Vice-Chairman and Chief Marketing Officer, dated as of March 27, 2025 (the “New Kyle Fairbanks Agreement”). Under the New Kyle Fairbanks Agreement, Mr. Fairbanks will remain employed by the Company for a term that will begin on April 1, 2025 and will end on April 1, 2027 unless terminated earlier in accordance with its terms or extended by mutual written agreement. For the period beginning on the day following the date of the termination of the Company’s previous letter agreement, dated April 21, 2022, between the Company and Mr. Fairbanks (the “Prior Kyle Fairbanks Agreement”), and ending on April 1, 2027, the Company will pay Mr. Fairbanks an annual salary of $240,000. Pursuant to the New Kyle Fairbanks Agreement, the Company will also pay Mr. Fairbanks a cash bonus of $10,000 on April 1, 2025. Mr. Fairbanks will also be eligible to receive an annual cash bonus as determined by the board or the Compensation Committee.  Subject to the approval by the Company’s stockholders of an amendment to the Plan to increase the number of shares of Class B Common Stock available for grant under the Plan, and further subject to the approval of the board or the Compensation Committee, Mr. Fairbanks will be granted an award of shares of Class B Common Stock under the Plan in an amount to be determined by the board or the Compensation Committee pursuant to a restricted stock award agreement (the “Fairbanks Award Agreement”). The shares will vest equally over two years on each anniversary of the Fairbanks Award Agreement subject to Mr. Fairbanks’s continuous service. Upon a change of control of the Company, all of the shares will vest immediately. The Fairbanks Award Agreement will also contain non-competition and non-solicitation provisions. Under the New Kyle Fairbanks Agreement, Mr. Fairbanks will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The New Kyle Fairbanks Agreement also contains certain confidentiality provisions. The Company may terminate Mr. Fairbanks for “cause” as defined in the New Kyle Fairbanks Agreement. If the Company terminates Mr. Fairbanks without cause, the Company will be required to pay Mr. Fairbanks a separation fee of $240,000.

On March 27, 2025, the Company entered into an engagement letter between the Company and Michael Gaubert, the Company’s Executive Chairman, dated as of March 27, 2025 (the “New Gaubert Agreement”). Under the New Gaubert Agreement, Mr. Gaubert will continue to provide services to the Company for a term that will begin on April 1, 2025 and will end on April 1, 2027 unless terminated earlier in accordance with its terms or extended by mutual written agreement. For the period beginning on the day following the date of the termination of the Company’s previous engagement letter, dated April 21, 2022, between the Company and Mr. Gaubert (the “Prior Gaubert Agreement”), and ending on April 1, 2027, the Company will pay Mr. Gaubert a monthly fee of $20,000. Pursuant to the New Gaubert Agreement, the Company will also pay Mr. Gaubert an immediate cash fee of $75,000. Mr. Gaubert will be eligible to receive additional cash payments as determined by the Company. Mr. Gaubert will also be reimbursed for all preapproved costs and expenses reasonably incurred in the performance of his services to the Company. Subject to the approval by the Company’s stockholders of an amendment to the Plan to increase the number of shares of Class B Common Stock available for grant under the Plan, and further subject to the approval of the board or the Compensation Committee, Mr. Gaubert will be granted an award of shares of Class B Common Stock under the Plan in an amount to be determined by the board or the Compensation Committee pursuant to a restricted stock award agreement (the “Gaubert Award Agreement”). The shares will vest equally over two years on each anniversary of the Gaubert Award Agreement subject to Mr. Gaubert’s continuous service. The Gaubert Award Agreement will also contain non-competition and non-solicitation provisions. Upon a change of control of the Company, all of the shares will vest immediately. Under the New Gaubert Agreement, Mr. Gaubert will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The New Gaubert Agreement also contains certain confidentiality provisions. The New Gaubert Agreement may be terminated by either party upon 30 days’ advance written notice. However, if either party breaches a material obligation under the New Gaubert Agreement, and such breach continues for a period of ten days after the other party notifies the breaching party, the New Gaubert Agreement may be terminated immediately by notice to the breaching party. In addition, if the Company commits such a breach, or the Company terminates Mr. Gaubert in the absence of a material breach by Mr. Gaubert under the New Gaubert Agreement, then any shares granted will vest immediately, any shares due will be granted and vest immediately, and the Company will be required to pay Mr. Gaubert a separation fee of $240,000.

Each of the executive officers named above was required to sign an Employee Confidential Information and Inventions Assignment Agreement or an Independent Contractor Confidential Information and Inventions Assignment Agreement which prohibits unauthorized use or disclosure of the Company’s proprietary information, contains a general assignment of rights to inventions and intellectual property rights, non-competition provisions that apply during the term of employment or services, non-solicitation provisions that apply during the term of employment or services and for one year after the term of employment or services, and non-disparagement provisions that apply during and after the term of employment or services.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Michael Gaubert	58	Executive Chairman and Director
Arshia Sarkhani	28	Chief Executive Officer, President and Director
Matthew Krueger	39	Chief Financial Officer, Treasurer and Secretary
Arman Sarkhani	24	Chief Operating Officer
Kyle Fairbanks	27	Chief Marketing Officer, Executive Vice-Chairman and Director
Jason Lee	35	Chief Technology Officer
Richard A. Burton	60	Director
John A. Jack II	58	Director
Scott K. McDonald	72	Director
David Reynolds	57	Director

Michael Gaubert has served as our Executive Chairman since January 2022 and has been a director of the Company since March 2022. Mr. Gaubert has been a licensed attorney for 31 years. Since July 2016, Mr. Gaubert has been the President of Gaubert Law Group, PC, where he provides legal services to his clients. Prior to establishing Gaubert Law Group, PC, from March 2015 to July 2016, Mr. Gaubert was a partner at the national law firm of Lewis Brisbois Bisgaard & Smith, LLP, ranked in the top 20 largest law firms in the country. Since August 2017, Mr. Gaubert has been a manager of the rideshare company Get It Holdings, LLC. From February 2015 to December 2017, Mr. Gaubert was the chairman and chief executive officer of Get Me, LLC, a rideshare/delivery software app operator, and he resumed the position of chairman in April 2018. Mr. Gaubert has litigation and trial experience working on complex cases in a variety of areas relating to management contracts, termination agreements, loan agreements, real estate sale and purchase contracts, and various other agreements. Mr. Gaubert has represented large real estate companies, hotel owners and operators, including publicly- and privately-held businesses, in litigation in multiple U.S. states. Mr. Gaubert represents clients in complex commercial and business litigation, business and real estate, and other transactions. Mr. Gaubert’s areas of practice include general contract, business torts, real estate litigation and transactions, hotel and hospitality law, construction contracts and litigation, personal services contracts, consulting agreements, bankruptcy litigation, intellectual property, e-commerce and Internet-related issues, and certain aspects of entertainment law and related disputes. Mr. Gaubert is admitted to practice law in all of the Courts of the State of Texas, the United States District Court for the Northern District of Texas, the United States District Court for the Eastern District of Texas, the United States Court of Appeals for the Third Circuit, and the United States Court of Appeals for the Fifth Circuit. Mr. Gaubert received his JD from Georgetown University Law Center and his bachelor’s degree in History with a minor in Business Administration and African American Studies from Southern Methodist University. We believe that Mr. Gaubert is qualified to serve on the board of directors due to his deep knowledge of the Company and his professional, executive and board experience.

Arshia Sarkhani is a co-founder of Asset Entities, has served as our Chief Executive Officer since September 2021 and as our President since March 2022, and has been a director of the Company since March 2022. Mr. Sarkhani was our Head of Monetization from August 2020, when we began our operations as a general partnership, until September 2021. From April 2020 and July 2020 to December 2021, Mr. Sarkhani was the sole owner and chief executive officer of Sarkhani Inc. and Shiazon Inc., respectively. Before co-founding Asset Entities, Mr. Sarkhani actively invested and developed a social media following which he and his co-founders utilized when starting Asset Entities. From May 2019 to September 2020, Mr. Sarkhani was a legal intern at The RDM Legal Group. From September 2015 to May 2018, Mr. Sarkhani attended the University of California, Merced, and subsequently, from September 2018 to May 2019, Grossmont Community College. From September 2019 to May 2021, Mr. Sarkhani attended San Diego State University where he received his Bachelor’s degree in Humanities. We believe that Mr. Sarkhani is qualified to serve on the board of directors as a co-founder with deep knowledge of Asset Entities.

Matthew Krueger has served as our Chief Financial Officer since September 2021 and has been the Company’s Secretary and Treasurer in March 2022. Since December 2018, Mr. Krueger has been the manager and chief executive officer of consulting company Xcelerated Consulting, LLC where he provides business and management services to clients in the technology, oil and gas, and real estate industry. From March 2015 to December 2018, Mr. Krueger was the director of finance at Get Me, LLC. From 2010 to 2015, he had roles as the director of finance, controller, and assistant controller at Technology Resource Center of America, LLC. Mr. Krueger received his bachelor’s degree in Business Administration, with a minor in Accounting, summa cum laude, from Finlandia University. Mr. Krueger holds a Texas CPA license.

Arman Sarkhani is a co-founder of Asset Entities and has served as the Chief Operating Officer since January 2022. Before co-founding Asset Entities, Mr. Sarkhani actively invested and developed a social media following which he and his co-founders utilized when starting Asset Entities. From October 2019 to November 2020, Mr. Sarkhani was a tutor with AVID, a nonprofit educational service, at Mount Carmel High School. From August 2018 to May 2021, Mr. Sarkhani attended Miramar Community College. Mr. Sarkhani has attended University of California – San Diego since September 2021, and expects to earn a bachelor’s degree in Psychology, Marketing, and Management in May 2025.

Kyle Fairbanks is a co-founder of Asset Entities, has served as our Executive Vice-Chairman since January 2022, as our Chief Marketing Officer since November 2023, and has been a director of the Company since March 2022. Mr. Fairbanks was our Executive Chairman from August 2020, when we began our operations as a general partnership, until January 2022. Before co-founding Asset Entities, Mr. Fairbanks actively invested and developed a social media following which he and his co-founders utilized when starting Asset Entities. From December 2019 to December 2020, Mr. Fairbanks worked as a certified personal trainer with Associated Students, a student-led nonprofit auxiliary of California State University, Chico. From September 2017 to May 2018, Mr. Fairbanks worked as a part-time instructional aide at the Humboldt County Office of Education Juvenile Hall Court. From September to October 2019, Mr. Fairbanks worked as a dining hall student-employee at California State University, Chico. Mr. Fairbanks received his Bachelor’s degree in Business Administration and Management from California State University, Chico in May 2020. We believe that Mr. Fairbanks is qualified to serve on the board of directors as a co-founder with deep knowledge of Asset Entities.

Jason Lee has served as our Chief Technology Officer since November 2023. In July 2020, Mr. Lee founded Ternary Inc., a Discord community business management service, and served as its Chief Executive Officer until November 2023 when its business and assets were acquired by the Company. In August 2019, Mr. Lee co-founded OptionsSwing Inc., an educational Discord options trading service, and served as its Chief Executive Officer until November 2023 when its business and assets were also acquired by the Company. In 2021, Mr. Lee was placed on the Forbes Next 1000 list and received the GFEL Excellence in Education Award for his work at OptionsSwing. From April 2014 to November 2020, Mr. Lee worked for Salesforce Inc. (NYSE: CRM), where from February 2017 he was a Lead Solution Engineer after consecutive positions as an Associate Solution Engineer, Solution Engineer, and Senior Solution Engineer from April 2014 to February 2017. Mr. Lee holds several Salesforce certifications, which underscore his expertise in customer relationship management (CRM) technologies. Mr. Lee received his bachelor’s degree in U.S. History from Syracuse University.

Richard A. Burton has been a director of the Company since February 2023. Mr. Burton is licensed to practice law in Texas. Since 2009, Mr. Burton has served as general counsel and executive vice president for Landmark Management Group, LLC. As part of his duties at Landmark Management Group, he manages the corporate and regulatory affairs of companies in the financial services industry, in addition to managing the human resources department and acting as company spokesperson. From 1996 to 2008, Mr. Burton was general counsel and executive vice president for Marketing Investors Corporation, Inc. where he managed the corporate and litigation affairs of businesses operating in the real estate, apparel, direct to consumer sales and restaurant industries. Mr. Burton has been a director on several boards over the years, including CreditAssociates, LLC, CID Resources, Inc. and BayLab USA, LLC. Mr. Burton received his JD from the Albany Law School of Union University and his bachelor’s degree in Finance and Economics from State University of New York at Albany. We believe that Mr. Burton is qualified to serve on the board of directors due to his extensive legal career and board of directors experience.

John A. Jack II has been a director of the Company since February 2023. Since 1998, Mr. Jack has been an Allstate Insurance Agent with offices in Boca Raton and Delray Beach, Florida. Throughout this time, these offices have won numerous awards from Allstate, including the Honor Ring for six years, Circle of Champions Award for three years, Inner Circle Elite Award for two years and the National Conference Award for one year. Mr. Jack served on the Advent Lutheran School Board of Boca Raton, Florida from 2012 to 2016 and served on the Advent Luther Church Executive Committee of Boca Raton, Florida until February 2024. Mr. Jack played Division 1 College football for the famed Miami Hurricanes from 1985 to 1989 winning a national championship under the nationally known former coach, Jimmy Johnson, before attending law school at Georgetown. Mr. Jack received a JD from Georgetown University Law Center and his bachelor’s degree in Communication and Economics from the University of Miami. Mr. Jack was formerly licensed to practice law in Florida. We believe that Mr. Jack is qualified to serve on the board of directors due to his record of business team management and successes.

Scott K. McDonald has been a director of the Company since February 2023. Mr. McDonald is licensed to practice law in Texas. Over the course of the four decades Mr. McDonald has been practicing law, he has represented buyers and sellers of real property and lenders in a variety of transactions, including clients who buy, sell and develop unimproved real property and who buy and sell improved property such as multifamily projects, retail projects and office buildings. Mr. McDonald has also been lender’s counsel for banks, savings and loans and private lenders. From 2001 to 2007, and again from 2019 to 2022, Mr. McDonald has served on the Planning and Zoning Commission for the City of DeSoto, Texas. Mr. McDonald received his JD from the University of Texas and his bachelor’s degree in Political Science and Mathematics from Southern Methodist University. We believe that Mr. McDonald is qualified to serve on the board of directors due to his extensive legal career and commission experience.

David Reynolds has been a director of the Company since May 2024. Since 2011, Mr. Reynolds has worked at MRO Corporation, a healthcare software company, initially as Regional Director of Sales – West from September 2011 to August 2018, and in his current position as Senior Director of Sales – Major Accounts since August 2018. Prior to these positions, Mr. Reynolds held various sales and business development positions at other healthcare software companies including Superior Global Solutions, EDiX Corporation, and Webmedx (now Nuance Communications). Mr. Reynolds is proficient with many customer relationship management (CRM) software tools including Salesforce, Saleslogix, Sage and HubSpot. From March 2024 to August 2024, Mr. Reynolds served as a member of the board of directors of Trinity Constructors, Inc., a commercial construction company in Texas. Mr. Reynolds attended University of Denver and Southern Methodist University where he studied Political Science and English. We believe that Mr. Reynolds is qualified to serve on our board of directors due to his extensive sales, CRM software, and cybersecurity experience as a healthcare software executive.

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

Committees of the Board of Directors

Our board established the Company’s Audit Committee (the “Audit Committee”), Compensation Committee, and Nominating and Corporate Governance Committee (the “Nominating and Corporate Governance Committee”), each with its own charter approved by the board. Each committee’s charter is also available on our website at https://assetentities.gcs-web.com.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

For further related discussion, see Item 13. “Certain Relationships and Related Transactions, and Director Independence – Director Independence – Committees of the Board of Directors”.

Audit Committee Members

Richard A. Burton, John A. Jack II, and Scott K. McDonald, each of whom has been determined by the board of directors to satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on the Audit Committee, with Mr. Burton serving as the chairman. Our board has determined that Mr. Burton qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K promulgated by the SEC.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such Code of Ethics and Business Conduct addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the Code of Ethics and Business Conduct.

The full text of the Code of Ethics and Business Conduct is attached as Exhibit 14.1 to this Annual Report and posted on our website at https://assetentities.gcs-web.com. Any waiver of the Code of Ethics and Business Conduct for directors or executive officers must be approved by the Audit Committee. We will disclose future amendments to our Code of Ethics and Business Conduct, or waivers from our Code of Ethics and Business Conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Ethics and Business Conduct for our other executive officers and our directors on our website. A copy of our Code of Ethics and Business Conduct will also be provided free of charge upon request to: Secretary, Asset Entities Inc., 100 Crescent Ct, 7th Floor, Dallas, TX 75201.

Insider Trading Policy

Effective March 28, 2023, we adopted an insider trading policy that applies to all our executive officers, directors and key employees. The insider trading policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to the Company. A copy of the insider trading policy is filed as Exhibit 19.1 to this report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on a review of our records, publicly available information, and written representations by the persons required to file such reports, we believe that during the fiscal year ended December 31, 2024, there were no delinquent Section 16(a) reports, except the following: Each of AEH, Arman Sarkhani, Arshia Sarkhani, Jackson Fairbanks, Kyle Fairbanks, Matthew Krueger, and Michael Gaubert filed a late Form 4 to report three transactions on September 16, 2024.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2024 and 2023

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Arshia Sarkhani,	2024	240,000	75,000	6,174	(1)	-	12,864		334,038
Chief Executive Officer and President	2023	240,000	10,000	486,000	(2)	-	7,346		334,038

Michael Gaubert,	2024	240,000	75,000	9,549	(3)	-	12,864		334,038
Executive Chairman	2023	220,000	50,000	547,965	(4)	-	27,346	(5)	334,038

Kyle Fairbanks,	2024	240,000	-	4,658	(6)	-	12,864		334,038
Executive Vice-Chairman and Chief Marketing Officer	2023	240,000	10,000	486,000	(7)	-	7,346		334,038

(1)	On December 27, 2024, Arshia Sarkhani was granted 13,254 shares of Class B Common Stock. The aggregate grant date fair value of this award was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report.
(2)	On February 7, 2023, Arshia Sarkhani was granted 40,000 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. The aggregate grant date fair value of this award was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report.
(3)	On December 27, 2024, Michael Gaubert was granted 20,500 shares of Class B Common Stock. The aggregate grant date fair value of this award was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report.
(4)	On February 7, 2023, Michael Gaubert was granted 45,100 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. The aggregate grant date fair value of this award was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report.
(5)	All other compensation consisted of consulting fees and health insurance.
(6)	On December 27, 2024, Kyle Fairbanks was granted 10,000 shares of Class B Common Stock. The aggregate grant date fair value of this award was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report.
(7)	On February 7, 2023, Kyle Fairbanks was granted 40,000 shares of Class B Common Stock subject to subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. The aggregate grant date fair value of this award was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report.

Executive Employment and Consulting Agreements

Under the Prior Arshia Sarkhani Employment Agreement, the term of the Prior Arshia Sarkhani Employment Agreement commenced as of the closing of our initial public offering on February 7, 2023, and terminated on February 7, 2025 in accordance with its terms. During the term of the Prior Arshia Sarkhani Employment Agreement, the Company paid Mr. Sarkhani an annual salary of $240,000 and paid an initial cash bonus of $10,000. Mr. Sarkhani was eligible to receive an annual cash bonus as determined by the board of directors. Pursuant to the Prior Arshia Sarkhani Employment Agreement, following the closing of the initial public offering, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Sarkhani granting restricted stock under the Plan in the amount of 40,000 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. Upon a change of control of the Company, all of the shares will vest immediately. Under the Prior Arshia Sarkhani Employment Agreement, Mr. Sarkhani was eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The Prior Arshia Sarkhani Employment Agreement also contained certain confidentiality provisions.

Under the Prior Kyle Fairbanks Agreement, the term of the Prior Kyle Fairbanks Agreement commenced as of the closing of the initial public offering on February 7, 2023, and terminated on February 7, 2025 in accordance with its terms. During the term of the Prior Kyle Fairbanks Agreement, the Company paid Mr. Fairbanks an annual salary of $240,000 and paid an initial cash bonus of $10,000. Mr. Fairbanks was eligible to receive an annual cash bonus as determined by the board of directors. Pursuant to the Prior Kyle Fairbanks Agreement, following the closing of the initial public offering, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Fairbanks granting restricted stock under the Plan in the amount of 40,000 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. Upon a change of control of the Company, all of the shares will vest immediately. Under the Prior Kyle Fairbanks Agreement, Mr. Fairbanks was eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The Prior Kyle Fairbanks Agreement also contained certain confidentiality provisions.

Under the Prior Krueger Agreement, the term of the Prior Krueger Agreement commenced as of the closing of the initial public offering on February 7, 2023, and terminated on February 7, 2025 in accordance with its terms. During the term of the Prior Krueger Agreement, the Company paid Mr. Krueger an annual salary of $180,000 and paid an initial cash bonus of $25,000. Mr. Krueger was eligible to receive an annual cash bonus as determined by the board of directors. Pursuant to the Prior Krueger Agreement, following the closing of the initial public offering, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Krueger granting restricted stock under the Plan in the amount of 39,600 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. Upon a change of control of the Company, all of the shares will vest immediately. Under the Prior Krueger Agreement, Mr. Krueger was eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The Prior Krueger Agreement also contained certain confidentiality provisions.

Under the letter agreement between the Company and Arman Sarkhani, the Company’s Chief Operating Officer, dated as of April 21, 2022 (the “Prior Arman Sarkhani Employment Agreement”), the term of the Arman Sarkhani Employment Agreement commenced as of the closing of the initial public offering on February 7, 2023, and terminated on February 7, 2025 in accordance with its terms. During the term of the Arman Sarkhani Employment Agreement, the Company paid Mr. Sarkhani an annual salary of $125,000 and paid an initial cash bonus of $10,000. On August 15, 2023, the Arman Sarkhani Employment Agreement was amended to provide for an annual salary of $150,000 effective as of September 1, 2023. Mr. Sarkhani was eligible to receive an annual cash bonus as determined by the board of directors. Pursuant to the Arman Sarkhani Employment Agreement, following the closing of the initial public offering, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Sarkhani granting restricted stock under the Plan in the amount of 32,600 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. Upon a change of control of the Company, all of the shares will vest immediately. Under the Arman Sarkhani Employment Agreement, Mr. Sarkhani was eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The Arman Sarkhani Employment Agreement also contained certain confidentiality provisions.

Under the letter agreement between the Company and Jason Lee, the Company’s Chief Technology Officer, dated as of November 10, 2023 (the “Lee Agreement”), the term of the agreement commenced as of November 15, 2023, and will continue for two years unless terminated earlier in accordance with its terms. During the term of the Lee Agreement, the Company will pay Mr. Lee an annual salary of $100,000. Pursuant to the Lee Agreement, the Company entered into its standard form of restricted stock award agreement with Mr. Lee granting restricted stock under the Plan in the amount of 35,400 shares of Class B Common Stock subject to vesting as to one-fourth of the total granted shares on each of the first four six-month anniversaries of the grant date. Under the Lee Agreement, Mr. Lee will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The Lee Agreement also contains certain confidentiality provisions. Mr. Lee may terminate the Lee Agreement at will.

Each of the above letter agreements could or may be terminated by the Company only for “cause”. Each of the agreements defined “cause” as (a) conviction of or plea of guilty or nolo contendere to a felony under the laws of the United States or any state thereof; (b) commission of fraud or embezzlement on the Company or any of its subsidiaries; (c) willful act or omission which results in an assessment of a civil or criminal penalty against the Company or any of its subsidiaries that causes material financial or reputational harm to the Company or any of its subsidiaries; (d) any intentional act of dishonesty resulting or intending to result in personal gain or enrichment at the expense of the Company or any of its subsidiaries; (e) a violation by of law (whether statutory, regulatory or common law), causing a material financial harm or material reputational harm to the Company or any of its subsidiaries; (f) a material violation of the Company’s (or any of its subsidiaries’) bona fide, written equal employment opportunity, antidiscrimination, anti-harassment, or anti-retaliation policies; (g) material breach of this agreement; (h) the consistent abuse of alcohol, prescription drugs or controlled substances, which interferes with the performance of the officer’s duties to the Company; (i) failure to execute the duties and responsibilities of the officer position which the officer holds; (j) a breach or default of the officer’s obligations to the Company or under the agreement; or (k) excessive absenteeism other than for reasons of illness.

Under the Prior Gaubert Agreement, the term of the Prior Gaubert Agreement commenced as of the closing of the initial public offering on February 7, 2023, and terminated on February 7, 2025 in accordance with its terms. During the term of the Prior Gaubert Agreement, the Company paid Mr. Gaubert an annual salary of $240,000. The Company paid an initial cash bonus of $50,000 during 2023. Mr. Gaubert was eligible to receive an annual cash bonus as determined by the board of directors. Pursuant to the Prior Gaubert Agreement, following the closing of the initial public offering, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Gaubert granting restricted stock under the Plan in the amount of 45,100 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. Upon a change of control of the Company, all of the shares will vest immediately. Under the Prior Gaubert Agreement, Mr. Gaubert will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The Prior Gaubert Agreement also contained certain confidentiality provisions.

Each of the executive officers named above was required to sign an Employee Confidential Information and Inventions Assignment Agreement or similar agreement which prohibits unauthorized use or disclosure of the Company’s proprietary information, contains a general assignment of rights to inventions and intellectual property rights, non-competition provisions that apply during the term of employment, non-solicitation provisions that apply during the term of employment and for one year after the term of employment, and non-disparagement provisions that apply during and after the term of employment.

The information under Item 9B. “Other Information – New Executive Employment and Consulting Agreements” is incorporated by reference herein.

Outstanding Equity Awards at Fiscal Year-End

The executive officers named above had the following unexercised options, stock that has not vested, or equity incentive plan awards outstanding as of December 31, 2024.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Arshia Sarkhani	-	-	-	-	-	26,666	(1)	13,093	-	-
Michael Gaubert	-	-	-	-	-	30,066	(2)	14,762	-	-
Kyle Fairbanks	-	-	-	-	-	26,666	(3)	13,093	-	-

(1)	On February 7, 2023, Arshia Sarkhani was granted 40,000 shares of common stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date.
(2)	On February 7, 2023, Michael Gaubert was granted 45,100 shares of common stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date.
(3)	On February 7, 2023, Kyle Fairbanks was granted 40,000 shares of common stock subject to subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date.

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or other retirement benefits.

Potential Payments Upon Termination or Change in Control

See “—Executive Employment and Consulting Agreements” above.

Director Compensation

The directors of the Company were compensated for services as directors during the fiscal year ended December 31, 2024 as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard A. Burton	49,000	6,544	(1)	-	-	-	-	55,544
John A. Jack II	44,500	6,544	(1)	-	-	-	-	51,044
Scott K. McDonald	49,000	6,544	(1)	-	-	-	-	55,544
David Reynolds	20,000	5,231	(1)(2)	-	-	-	-	25,231
Brian Regli(3)	24,500	-	(1)	-	-	-	-	24,500

(1)	On February 7, 2023, each of Richard A. Burton, John A. Jack II, Scott K. McDonald, and Brian Regli was granted 1,800 shares of Class B Common Stock, subject to vesting as to one-fourth of the granted shares in each of the first, second, third, and fourth calendar quarters following the grant date. On November 11, 2024, each of Mr. Burton, Mr. Jack, and Mr. McDonald was granted 8,200 shares of Class B Common Stock, subject to vesting as to one-fourth of the granted shares on each of the grant date, the three-month anniversary of the grant date, the six-month anniversary of the grant date, and the nine-month anniversary of the grant date. The aggregate grant date fair value of this award was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report. All of the granted shares remained outstanding as of December 31, 2024.

(2)	On May 15, 2024, David Reynolds was granted 1,800 shares of Class B Common Stock, subject to vesting as to 450 shares of Class B Common Stock in each of the first, second, third, and fourth calendar quarters following the grant date, subject to vesting as to one-fourth of the granted shares in each of the first, second, third, and fourth calendar quarters following the grant date. On November 11, 2024, Mr. Reynolds was granted 1,200 shares of Class B Common Stock, subject to vesting as to one-fourth of the granted shares on each of the grant date, the three-month anniversary of the grant date, the six-month anniversary of the grant date, and the nine-month anniversary of the grant date. On December 27, 2024, Mr. Reynolds was granted 2,000 shares of Class B Common Stock. The aggregate grant date fair value of these awards was computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report. All of the granted shares remained outstanding as of December 31, 2024.

(3)	Brian Regli was a director of the Company from February 2, 2023 to May 16, 2024.

Additional Narrative Disclosure

Each of the Company’s independent directors have entered into an Independent Director Agreement with the Company (each, an “Independent Director Agreement”). Under each Independent Director Agreement, each independent director will receive an annual cash fee and an initial award of restricted Class B Common Stock. We will pay the annual cash compensation fee to each independent director in four equal installments no later than the fifth business day of each calendar quarter commencing in the quarter following the date of the director’s appointment. The cash fee to be paid to each independent director will be $40,000 per year in cash, plus $9,000 per year for as long as the director serves as a chairman of a committee of the board. In addition, under each Independent Director Agreement, 1,800 restricted shares of Class B Common Stock were awarded to each independent director following each director’s appointment. The restricted stock vests in four (4) equal quarterly installments commencing in the quarter following the date of grant. We will also reimburse each independent director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the director’s duties for us. As also required under each Independent Director Agreement, we have separately entered into a standard indemnification agreement with each of our directors.

Indemnification Agreements and Directors and Officers Liability Insurance

We have entered into a standard indemnification agreement with each of our executive officers and directors. We have also obtained standard policies of insurance under which coverage is provided (a) to our directors and executive officers against loss rising from claims made by reason of breach of duty or other wrongful act, and (b) to us with respect to payments which we may make to such executive officers and directors pursuant to the indemnification agreements referred to above, the Articles of Incorporation and the Bylaws, or otherwise as a matter of law.

Asset Entities Inc. 2022 Equity Incentive Plan

On May 2, 2022, the board of directors approved, and our majority stockholders ratified, the Asset Entities Inc. 2022 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to advance our interests and the interests of our stockholders by providing an incentive to attract, retain and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability. The maximum number of shares of Class B Common Stock that may be issued pursuant to awards granted under the Plan is 550,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. However, shares tendered in payment of an option, delivered or withheld by the Company to satisfy any tax withholding obligation, or covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award will not again become available for grant under the Plan.

As of March 31, 2025, we have granted awards for a total of 550,000 shares of Class B Common Stock under the Plan and we have not granted any stock options under the Plan. As of March 31, 2025, there are no shares remaining available for issuance under the Plan. We intend that awards granted under the Plan be exempt from or comply with Section 409A of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) (including any amendments or replacements of such section), and the Plan shall be so construed.

Summary of Principal Features of the Plan

Awards that may be granted under the Plan include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards, each as defined by the Plan. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of the Class B Common Stock and the award holder’s continuing service with the Company.

Stock options give the option holder the right to acquire from us a designated number of shares of Class B Common Stock at a purchase price that is fixed upon the grant of the option. The exercise price generally will not be less than the market price of the Class B Common Stock on the date of grant. Stock options granted may be either Incentive Stock Options or Non-qualified Stock Options.

Stock Appreciation Rights, or SARs, may be granted alone or in tandem with options, and have an economic value similar to that of options. When a SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the fair market value of the shares on the date of exercise and the exercise price of the shares under the SAR. The exercise price for SARs is normally the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment — the appreciation value — either in cash or shares of Class B Common Stock valued at the fair market value on the date of exercise. The form of payment will be determined by the administrator.

Restricted Awards are awards of shares of Class B Common Stock or rights to shares of Class B Common Stock to participants at no cost. Restricted Stock (as defined by the Plan) represents issued and outstanding shares of Class B Common Stock which may be subject to vesting criteria under the terms of the award within the discretion of the administrator. Restricted Stock Units (as defined by the Plan) represent the right to receive shares of Class B Common Stock which may be subject to satisfaction of vesting criteria under the terms of the award within the discretion of the administrator. Restricted Stock and the rights under Restricted Stock Units are forfeitable and non-transferable until they vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

The Plan also provides for Performance Compensation Awards, representing the right to receive a payment, which may be in the form of cash, shares of Class B Common Stock, or a combination, based on the attainment of pre-established goals.

Principal Features of the Plan

Purposes of the Plan: The purposes of the Plan are (a) to enable the Company and any affiliate company to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long-term success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business.

Administration of the Plan: The Plan is administered by the Compensation Committee. In this summary, we refer to the Compensation Committee as the administrator. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the Plan.

Eligible Recipients: Persons eligible to receive awards under the Plan are employees (including officers or directors who are also treated as employees); consultants, i.e., individuals engaged to provide consulting or advisory services to the Company; and directors.

Shares Available Under the Plan: The maximum number of shares of our Class B Common Stock that may be delivered to participants under the Plan is 550,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the Plan which is canceled, forfeited or expires again become available for grants under the Plan. However, shares tendered in payment of an option, delivered or withheld by the Company to satisfy any tax withholding obligation, or covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award will not again become available for grant under the Plan.

Stock Options:

General. Subject to the provisions of the Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

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

Exercise of Options. An option may be exercised only in accordance with the terms and conditions of the option agreement as established by the administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the administrator, by actual or constructive delivery of shares of Class B Common Stock based upon the fair market value of the shares on the date of exercise.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. In the case of Incentive Stock Options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with the Company or an affiliate company terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive Stock Options and Non-Qualified Stock Options. As described elsewhere in this summary, an Incentive Stock Option is an option that is intended to qualify under certain provisions of the Code, for more favorable tax treatment than applies to Non-qualified Stock Options. Only employees may be granted Incentive Stock Options. Any option that does not qualify as an Incentive Stock Option will be a Non-qualified Stock Option. Under the Code, certain restrictions apply to Incentive Stock Options. For example, the exercise price for Incentive Stock Options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an Incentive Stock Option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no Incentive Stock Option may be granted to a holder that is first exercisable in a single year if that option, together with all Incentive Stock Options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate market value in excess of $100,000, measured at the grant date.

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

Restricted Stock. Restricted Stock is a grant of shares of Class B Common Stock. These awards may be subject to such vesting conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals. Restricted Stock is forfeitable and generally non-transferable until it vests. The vesting date or dates and other conditions for vesting are established when the shares are awarded. The administrator may remove any vesting or other restrictions from Restricted Stock whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of grant, such action is appropriate. Holders of Restricted Stock otherwise generally have the rights of stockholders of the Company, including voting and dividend rights, to the same extent as other stockholders of the Company.

Restricted Stock Units. A Restricted Stock Unit is a right to receive stock on a future date, at which time the Restricted Stock Unit will be settled and the stock to which it granted rights will be issued to the Restricted Stock Unit holder.  These awards may be subject to such vesting conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Restricted Stock Units are forfeitable and generally non-transferable until they vest. The administrator may remove any vesting or other restrictions from a Restricted Stock Unit whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of grant, such action is appropriate. A Restricted Stock Unit holder has no rights as a stockholder. The administrator may exercise discretion to credit a Restricted Stock Unit with cash and stock dividends, with or without interest, and distribute such credited amounts upon settlement of a Restricted Stock Unit, and if the Restricted Stock Unit is forfeited, such dividend equivalents will also be forfeited.

Performance Share Awards and Performance Compensation Awards: The administrator may grant Performance Share Awards and Performance Compensation Awards. A Performance Share Award means the grant of a right to receive a number of actual shares of Class B Common Stock or share units based upon the performance of the Company during a performance period, as determined by the administrator. The administrator may determine the number of shares subject to the Performance Share Award, the performance period, the conditions to be satisfied to earn an award, and the other terms, conditions and restrictions of the award. No payout of a Performance Share Award will be made except upon written certification by the administrator that the minimum threshold performance goal(s) have been achieved.

The administrator may also designate any of the other awards described above as a Performance Compensation Award (other than stock options and SARs granted with an exercise price equal to or greater than the fair market value per share of Class B Common Stock on the grant date). In addition, the administrator shall have the authority to make an award of a cash bonus to any participant and designate such award as a Performance Compensation Award. The participant must be employed by the Company on the last day of the performance period to be eligible for payment in respect of a Performance Compensation Award unless otherwise provided in the applicable award agreement. A Performance Compensation Award will be paid only to the extent that the administrator certifies in writing whether and the extent to which the applicable performance goals for the performance period have been achieved and the applicable performance formula determines that the Performance Compensation Award has been earned. A performance formula means, for a performance period, one or more objective formulas applied against the relevant performance goal to determine, with regard to the Performance Compensation Award of a particular participant, whether all, some portion but less than all, or none of the Performance Compensation Award has been earned for the performance period. The administrator will not have the discretion to grant or provide payment in respect of a Performance Compensation Award for a performance period if the performance goals for such performance period have not been attained.

The administrator will establish performance goals for each Performance Compensation Award based upon the performance criteria that it has selected. The performance criteria shall be based on the attainment of specific levels of performance of the Company and may include the following: (a) net earnings or net income (before or after taxes); (b) basic or diluted earnings per share (before or after taxes); (c) net revenue or net revenue growth; (d) gross revenue; (e) gross profit or gross profit growth; (f) net operating profit (before or after taxes); (g) return on assets, capital, invested capital, equity, or sales; (h) cash flow (including, but not limited to, operating cash flow, free cash flow, and cash flow return on capital); (i) earnings before or after taxes, interest, depreciation and/or amortization; (j) gross or operating margins; (k) improvements in capital structure; (l) budget and expense management; (m) productivity ratios; (n) economic value added or other value added measurements; (o) share price (including, but not limited to, growth measures and total stockholder return); (p) expense targets; (q) margins; (r) operating efficiency; (s) working capital targets; (t) enterprise value; (u) safety record; (v) completion of acquisitions or business expansion; (w) achieving research and development goals and milestones; (x) achieving product commercialization goals; and (y) other criteria as may be set by the administrator from time to time.

The administrator will also determine the performance period for the achievement of the performance goals under a Performance Compensation Award. At any time during the first 90 days of a performance period (or such longer or shorter time period as the administrator shall determine) or at any time thereafter, in its sole and absolute discretion, to adjust or modify the calculation of a performance goal for such performance period in order to prevent the dilution or enlargement of the rights of participants based on the following events: (a) asset write-downs; (b) litigation or claim judgments or settlements; (c) the effect of changes in tax laws, accounting principles, or other laws or regulatory rules affecting reported results; (d) any reorganization and restructuring programs; (e) extraordinary nonrecurring items as described in Accounting Principles Board Opinion No. 30 (or any successor or pronouncement thereto) and/or in management’s discussion and analysis of financial condition and results of operations appearing in the Company’s annual report to stockholders for the applicable year; (f) acquisitions or divestitures; (g) any other specific unusual or nonrecurring events, or objectively determinable category thereof; (h) foreign exchange gains and losses; and (i) a change in the Company’s fiscal year.

Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of our company, as the administrator may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the administrator deems appropriate.

In determining the actual size of an individual Performance Compensation Award, the administrator may reduce or eliminate the amount of the award through the use of negative discretion if, in its sole judgment, such reduction or elimination is appropriate. The administrator shall not have the discretion to (i) grant or provide payment in respect of Performance Compensation Awards if the performance goals have not been attained or (ii) increase a Performance Compensation Award above the maximum amount payable under the Plan.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator generally has the power to accelerate the exercise or vesting period of an award. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting or payment of the value of the award in cash or stock. Except as otherwise determined by the administrator at the date of grant, awards will generally not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, to the extent provided by the terms of an award agreement and subject to the discretion of the administrator, a participant may satisfy any employee withholding tax requirements relating to the exercise or acquisition of Class B Common Stock under an award by tendering a cash payment authorizing the Company to withhold shares of Class B Common Stock otherwise issuable to the participant as a result of the exercise or acquisition of Class B Common Stock under the award (in addition to the Company’s right to withhold from any compensation paid to the participant by the Company). The board of directors has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment to the Plan will be made, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable securities exchange, or such alteration or amendment would change the number of shares available under the Plan or change the persons eligible for awards under the Plan. No amendment to an outstanding award made under the Plan that would adversely affect the award may be made without the consent of the holder of such award.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities as of close of business on March 25, 2025, for: (i) each of our named executive officers and directors; (ii) all of our executive officers and directors as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power, and also any shares which the person has the right to acquire within 60 days of March 25, 2025, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed below has direct ownership of and sole voting power and investment power with respect to the shares of our voting securities.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, Asset Entities Inc., 100 Crescent Court, 7th  Floor, Dallas, TX 75201.

	Amount of Class A Common Stock		Percent of Class A Common Stock (%)(1)	Amount of Class B Common Stock		Percent of Class B Common Stock (%)(2)		Total Voting Power(3) (%)
Arshia Sarkhani, Chief Executive Officer, President and Director	1,000,000	(4)	100.0	289,921	(5)	2.2		42.7
Kyle Fairbanks, Chief Marketing Officer, Executive Vice-Chairman and Director	1,000,000	(6)	100.0	286,667	(7)	2.1		42.7
Michael Gaubert, Executive Chairman and Director	1,000,000	(8)	100.0	300,567	(9)	2.2		42.8
Richard A. Burton, Director	-		-	10,000			*		*
John A. Jack II, Director	-		-	10,000			*		*
Scott K. McDonald, Director	-		-	10,000			*		*
David Reynolds, Director	-		-	5,000			*		*
All directors and executive officers as a group (10 persons)	1,000,000		100.0	510,689		3.8		43.6
Asset Entities Holdings, LLC(11)	1,000,000		100.0	250,000		1.9		41.5

*	A percentage of shares beneficially owned by a director of the Company that does not exceed one percent of the outstanding shares of common stock as of March 25, 2025.

(1)	Based on 1,000,000 shares of Class A Common Stock issued and outstanding as of March 25, 2025.

(2)	Based on 13,413,162 shares of Class B Common Stock issued and outstanding as of March 25, 2025.

(3)	Shares of Class A Common Stock are entitled to ten votes for each share of Class A Common Stock. Shares of Class B Common Stock are entitled to one vote for each share of Class B Common Stock. Based a total of 24,083,882 outstanding votes as of March 25, 2025, consisting of 13,413,162 votes of the Class B Common Stock, 10,000,000 votes of the Class A Common Stock, and 670,720 votes of Series A Preferred Stock on an as-converted basis.

(4)	Consists of 1,000,000 shares of Class A Common Stock held by AEH. Arshia Sarkhani is a manager, officer and owner of AEH.

(5)	Consists of (i) 39,921 shares of Class B Common Stock and (ii) 250,000 shares of Class B Common Stock held by AEH. Arshia Sarkhani is a manager, officer and owner of AEH.

(6)	Consists of 1,000,000 shares of Class A Common Stock held by AEH. Kyle Fairbanks is a manager, officer and owner of AEH.

(7)	Consists of (i) 36,667 shares of Class B Common Stock and (ii) 250,000 shares of Class B Common Stock held by AEH. Arshia Sarkhani is a manager, officer and owner of AEH. Kyle Fairbanks is a manager, officer and owner of AEH.

(8)	Consists of 1,000,000 shares of Class A Common Stock held by AEH. Michael Gaubert is an officer and indirect owner of AEH.

(9)	Consists of (i) 50,567 shares of Class B Common Stock and (ii) 250,000 shares of Class B Common Stock held by AEH. Michael Gaubert is an officer and indirect owner of AEH.

(10)	Consists of 1,000,000 shares of Class A Common Stock held by AEH. AEH’s managers, officers or other beneficial owners are Arman Sarkhani, Arshia Sarkhani, Jackson Fairbanks, Kyle Fairbanks, Matthew Krueger, and Michael Gaubert, of which Arman Sarkhani, Arshia Sarkhani, Kyle Fairbanks, Matthew Krueger, and Michael Gaubert are directors and executive officers of the Company.

(11)	Asset Entities Holdings, LLC, or AEH, is a Texas limited liability company. Arman Sarkhani, Arshia Sarkhani, Jackson Fairbanks, Kyle Fairbanks, Matthew Krueger, and Michael Gaubert are managers, officers, or beneficial owners of AEH. Each of them is deemed to beneficially own the shares of Class A Common Stock owned by AEH and has shared voting and dispositive powers over its shares.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

(1)	On May 2, 2022, our board of directors approved, and our majority stockholders ratified, the Asset Entities Inc. 2022 Equity Incentive Plan. The maximum number of shares of Class B Common Stock that may be issued pursuant to awards granted under the Plan is 550,000 shares. For a further description of the Plan, see Item 11. “Executive Compensation – 2022 Equity Incentive Plan”. As of December 31, 2024, no options, warrants or rights to securities were outstanding under the Plan, and 550,000 shares of Class B Common Stock had been granted and were outstanding under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11. “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	On November 10, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Ternary Inc., a Florida corporation (“Ternary FL”), Ternary Developments Inc., a Delaware corporation (“Ternary DE”), OptionsSwing Inc., a Florida corporation (together with Ternary DE and Ternary FL, the “Sellers”), and Jason Lee, the principal shareholder of each of the Sellers, pursuant to which the Company purchased from the Sellers all of Sellers’ right, title, and interest in and to substantially all of the assets and properties owned by Sellers and used in connection with the business of Discord development, social media, online community management, marketing, B2B SaaS that offers sales, service, marketing, and analytics. On the same date, the Company paid the Sellers $100,000 in cash and issued 60,000 shares of Class B Common Stock. Mr. Lee received 35,400 shares of the Class B Common Stock, which will vest equally over two years on each six-month anniversary of the grant date. Additionally, Mr. Lee received $20,475 of the $100,000 cash payment. Pursuant to the Asset Purchase Agreement, the Company agreed to assume certain liabilities including accrued liabilities (other than taxes), customer deposits and accounts payable, the obligations, duties and liabilities with respect to the contracts used in conducting or relating to the business of the Sellers and other specified assets, in each case only to the extent arising from and after November 10, 2023. These assumed liabilities also exclude any obligations arising from the Sellers’ breach or default before November 10, 2023. As required under the Asset Purchase Agreement, on November 10, 2023, the Company entered into employment agreements with Mr. Lee and certain employees of the Sellers and an independent contractor agreement with one individual. Under the Lee Agreement, Mr. Lee was appointed the Chief Technology Officer of the Company commencing November 15, 2023 for a two-year term unless terminated earlier by Mr. Lee or by the Company for cause or by mutual agreement. Mr. Lee will be paid a salary of $100,000 per year and be eligible for standard employee benefits. In connection with the Lee Agreement, Mr. Lee entered into an Employee Confidential Information and Inventions Assignment Agreement, which prohibits unauthorized use or disclosure of the Company’s proprietary information, contains a general assignment of rights to inventions and intellectual property rights, and contains non-competition provisions that apply during the term of employment, employee/contractor non-solicitation provisions that apply during the term of employment and for one year after the term of employment, and non-disparagement provisions that apply during and after the term of employment. The Asset Purchase Agreement provides that during the time of employment of Mr. Lee and two years after, Mr. Lee and the Sellers will be subject to non-competition and non-solicitation provisions. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Asset Purchase Agreement also contains mutual indemnification provisions with respect to breaches of representations and warranties as well as to certain third-party claims, and indemnification by the Company of the Sellers and Mr. Lee with respect to certain damages with respect to the assumed liabilities and certain other liabilities asserted by a third party arising after November 10, 2023. In the case of indemnification provided with respect to breaches of certain non-fundamental representations and warranties, the indemnifying party will only become liable for indemnified losses to the extent that the amount exceeds an aggregate threshold of $25,000. However, this threshold limitation does not apply to claims by the Company for breaches by the Sellers or Mr. Lee of certain fundamental representations and warranties. In addition, the Company’s aggregate remedy with respect to any and all indemnifiable losses may in no event exceed the purchase price of $100,000 in cash and 60,000 shares of Class B Common Stock.

●	On February 22, 2024, the Company entered into a Cancellation and Exchange Agreement with each of AEH, the holder of 1,677,055 shares of Class A Common Stock, GKDB AE Holdings, LLC, a Texas limited liability company (“GKDB”), the holder of 603,953 units of membership interests in AEH representing approximately 13.2% ownership of AEH, and certain holders of an aggregate of 308,073 units of membership interests in GKDB (the “2024 Former GKDB Holders”), representing approximately 51.0% ownership in GKDB. In accordance with these agreements, we and AEH agreed to convert 112,317 shares of AEH’s Class A Common Stock into 112,317 shares of Class B Common Stock and transfer such shares to GKDB, in exchange for GKDB’s agreement to cancel and surrender 308,073 of GKDB’s 603,953 units of membership interests in AEH, representing the 2024 Former GKDB Holders’ approximately 51.0% share of GKDB’s total ownership interest in AEH. GKDB in turn agreed to the cancellation of 308,073 of its AEH units and transfer of the 112,317 shares of Class B Common Stock to the 2024 Former GKDB Holders in proportion to their former ownership interests in GKDB, in exchange for the 2024 Former GKDB Holders’ agreement to cancel and surrender all of their units of membership interests in GKDB. The 112,317 shares of Class B Common Stock transferred to the 2024 Former GKDB Holders were derived from the 2024 Former GKDB Holders’ approximately 6.7% nominal indirect interest in AEH’s 1,677,055 shares of Class A Common Stock, which in turn was derived from the 2024 Former GKDB Holders’ approximately 51.0% ownership of GKDB and, in turn, their nominal indirect interest in 308,073 of GKDB’s 603,953 units, or approximately 13.2% ownership of AEH. The 2024 Former GKDB Holders’ nominal indirect interest in AEH’s 1,677,055 shares of Class A Common Stock was therefore automatically converted into ownership of 112,317 shares of Class B Common Stock upon the conversion and transfer of this number of Class A Common Stock that were held by AEH to the 2024 Former GKDB Holders. Additionally, on February 22, 2024, we entered into a Cancellation and Exchange Agreement with AEH and a holder of 160,000 units of membership interests in AEH (the “2024 Former AEH Holder”), representing approximately 3.4% ownership in AEH. In accordance with this agreement, we and AEH agreed to convert 58,332 shares of AEH’s Class A Common Stock into 58,332 shares of Class B Common Stock and transfer such shares to the 2024 Former AEH Holder in exchange for the 2024 Former AEH Holder’s agreement to cancel and surrender the 2024 Former AEH Holder’s 160,000 units of membership interests in AEH. The 2024 Former AEH Holder’s nominal direct interest in AEH’s 1,677,055 shares of Class A Common Stock was therefore automatically converted into ownership of 58,332 shares of Class B Common Stock upon the conversion and transfer of this number of Class A Common Stock that were held by AEH to the 2024 Former AEH Holder. These share transfers were recorded with the transfer agent as of February 26, 2024. As a result of these transactions, AEH held 1,506,406 shares of Class A Common Stock, the 2024 Former GKDB Holders held a total of 112,317 shares of Class B Common Stock, and the 2024 Former AEH Holder held 58,332 shares of Class B Common Stock. Based on the closing price per share of $2.43 for the Company’s Class B Common Stock on February 22, 2024, the total approximate dollar value of these transactions was $414,678; the approximate dollar value of the interest of Atticus Peppas in these transactions was $141,748; the approximate dollar value of the interest of Aaron Edwards in these transactions was $47,414; the approximate dollar value of the interest of Brian Fox in these transactions was $47,414; the approximate dollar value of the interest of Derek Dunlop in these transactions was $59,567; the approximate dollar value of the interest of Haeley Benavides in these transactions was $71,121; and the approximate dollar value of the interest of John Costacos in these transactions was $47,414.

●	Matthew Krueger, the Company’s Chief Financial Officer, Treasurer, and Secretary, received total annual compensation from the Company of $220,163 in 2024, consisting of salary payments totaling $180,000, a cash bonus of $25,000, a grant of 5,000 shares of Class B Common Stock with an aggregate grant date fair value of $2,329 computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report, and $12,864 in other compensation consisting of health insurance. Mr. Krueger received total annual compensation from the Company of $693,486 in 2023, consisting of salary payments totaling $180,000, a bonus payment of $25,000, a grant of 39,600 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date with an aggregate grant date fair value of $481,140 computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report, and $7,346 in other compensation consisting of health insurance.

●	Arman Sarkhani, the Company’s Chief Operating Officer, received total annual compensation from the Company of $192,461 in 2024, consisting of salary payments totaling $150,000, a cash bonus of $25,000, a grant of 10,000 shares of Class B Common Stock with an aggregate grant date fair value of $4,597 computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report, and $12,864 in other compensation consisting of health insurance. Mr. Sarkhani received total annual compensation from the Company of $546,769 in 2023, consisting of salary payments totaling $133,333, a bonus payment of $10,000, a grant of 32,600 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date with an aggregate grant date fair value of $396,090 computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report, and $7,346 in other compensation consisting of health insurance.

●	On March 27, 2025, the Company entered into a letter agreement between the Company and Arman Sarkhani, the Company’s Chief Operating Officer, dated as of March 27, 2025 (the “New Arman Sarkhani Agreement”). Under the New Arman Sarkhani Agreement, Mr. Sarkhani will remain employed by the Company for a term that will begin on April 1, 2025 and will end on April 1, 2027 unless terminated earlier in accordance with its terms or extended by mutual written agreement. For the period beginning on the day following the date of the termination of the Prior Arman Sarkhani Employment Agreement and ending on April 1, 2027, the Company will pay Mr. Sarkhani an annual salary of $150,000. Pursuant to the New Arman Sarkhani Agreement, the Company will also pay Mr. Sarkhani a cash bonus of $10,000 on April 1, 2025. Mr. Sarkhani will also be eligible to receive an annual cash bonus as determined by the board or the Compensation Committee. Subject to the approval by the Company’s stockholders of an amendment to the Plan to increase the number of shares of Class B Common Stock available for grant under the Plan, and further subject to the approval of the board or the Compensation Committee, Mr. Sarkhani will be granted an award of shares of Class B Common Stock under the Plan in an amount to be determined by the board or the Compensation Committee pursuant to a restricted stock award agreement (the “Arman Sarkhani Award Agreement”). The shares will vest equally over two years on each anniversary of the Arman Sarkhani Award Agreement subject to Mr. Sarkhani’s continuous service. Upon a change of control of the Company, all of the shares will vest immediately. The Arman Sarkhani Award Agreement will also contain non-competition and non-solicitation provisions. Under the New Arman Sarkhani Agreement, Mr. Sarkhani will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The New Arman Sarkhani Agreement also contains certain confidentiality provisions. The Company may terminate Mr. Sarkhani for “cause” as defined in the New Arman Sarkhani Agreement. If the Company terminates Mr. Sarkhani without cause, the Company will be required to pay Mr. Sarkhani a separation fee of $150,000.

●	Jason Lee, the Company’s Chief Technology Officer, received total annual compensation from the Company of $116,667 in 2024, consisting of salary payments totaling $116,667. Mr. Lee received total annual compensation from the Company of $77,459 in 2023, consisting of salary payments totaling $12,500 and a grant of 35,400 shares of Class B Common Stock subject to vesting as to one-fourth of the total granted shares on each of the first four six-month anniversaries of the grant date with an aggregate grant date fair value of $64,959 computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report.

●	Under the letter agreement between the Company and Jackson Fairbanks, the Company’s Director of Socials and former Chief Marketing Officer, and a beneficial owner of more than 5% of our Class B Common Stock, dated as of April 21, 2022 (the “Prior Jackson Fairbanks Agreement”), the term of the Prior Jackson Fairbanks Agreement commenced as of the closing of the initial public offering on February 7, 2023, and terminated on February 7, 2025 in accordance with its terms. During the term of the Prior Jackson Fairbanks Agreement, the Company paid Mr. Fairbanks an annual salary of $125,000 and an initial cash bonus of $10,000. Mr. Fairbanks was eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the Prior Jackson Fairbanks Agreement, following the closing of the initial public offering, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Fairbanks granting restricted stock under the Plan in the amount of 163,000 shares of Class B Common Stock to vest equally over three years on each anniversary of the agreement. Upon a change of control of the Company, all of the shares will vest immediately. Under the Prior Jackson Fairbanks Agreement, Mr. Fairbanks will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The Prior Jackson Fairbanks Agreement also contained certain confidentiality provisions.

●	Jackson Fairbanks, the Company’s Director of Socials and former Chief Marketing Officer, and a beneficial owner of more than 5% of our Class B Common Stock, received total annual compensation from the Company of $142,461 in 2024, consisting of salary payments totaling $125,000, a grant of 10,000 shares of Class B Common Stock with an aggregate grant date fair value of $4,658 computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report, and $12,864 in other compensation consisting of health insurance. Mr. Fairbanks received total annual compensation from the Company of $538,436 in 2023, consisting of salary payments totaling $125,000, a bonus payment of $10,000, a grant of 32,600 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date with an aggregate grant date fair value of $396,090 computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report, and $7,346 in other compensation consisting of health insurance.

●	On March 27, 2025, the Company entered into a letter agreement, dated as of March 27, 2025, between the Company and Jackson Fairbanks, the Company’s Director of Socials and former Chief Marketing Officer, and a beneficial owner of more than 5% of our Class B Common Stock (the “New Jackson Fairbanks Agreement”). Under the New Jackson Fairbanks Agreement, Mr. Fairbanks will remain employed by the Company for a term that will begin on April 1, 2025 and will end on April 1, 2027 unless terminated earlier in accordance with its terms or extended by mutual written agreement. For the period beginning on the day following the date of the termination of the Prior Jackson Fairbanks Agreement, and ending on April 1, 2027, the Company will pay Mr. Fairbanks an annual salary of $125,000. Pursuant to the New Jackson Fairbanks Agreement, the Company will also pay Mr. Fairbanks a cash bonus of $10,000 on April 1, 2025. Mr. Fairbanks will also be eligible to receive an annual cash bonus as determined by the board or the Compensation Committee. Subject to the approval by the Company’s stockholders of an amendment to the Plan to increase the number of shares of Class B Common Stock available for grant under the Plan, and further subject to the approval of the board or the Compensation Committee, Mr. Fairbanks will be granted an award of shares of Class B Common Stock under the Plan in an amount to be determined by the board or the Compensation Committee pursuant to a restricted stock award agreement (the “Fairbanks Award Agreement”). The shares will vest equally over two years on each anniversary of the Fairbanks Award Agreement subject to Mr. Fairbanks’s continuous service. Upon a change of control of the Company, all of the shares will vest immediately. The Fairbanks Award Agreement will also contain non-competition and non-solicitation provisions. Under the New Jackson Fairbanks Agreement, Mr. Fairbanks will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The New Jackson Fairbanks Agreement also contains certain confidentiality provisions. The Company may terminate Mr. Fairbanks for “cause” as defined in the New Jackson Fairbanks Agreement. If the Company terminates Mr. Krueger without cause, the Company will be required to pay Mr. Fairbanks a separation fee of $125,000.

●	Under the letter agreement between the Company and Derek Dunlop, the Company’s former Chief Experience Officer, dated as of April 21, 2022 (the “Dunlop Agreement”), the term of the Dunlop Agreement commenced as of the closing of the initial public offering on February 7, 2023, and had a term of two years unless terminated earlier in accordance with its terms. During the term of the Dunlop Agreement, the Company was required to pay Mr. Dunlop an annual salary of $220,000 and an initial cash bonus of $10,000. Mr. Dunlop was eligible to receive an annual cash bonus as determined by the Company’s board of directors. Pursuant to the Dunlop Agreement, following the closing of the initial public offering, on February 7, 2023, the Company entered into its standard form of restricted stock award agreement with Mr. Dunlop granting restricted stock under the Plan in the amount of 45,100 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date. Under the Dunlop Agreement, Mr. Dunlop was eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The Dunlop Agreement also contained certain confidentiality provisions. On September 30, 2024, Mr. Dunlop’s employment was terminated by the Company.

●	Derek Dunlop, the Company’s former Chief Experience Officer, received total annual compensation from the Company of $165,000 in 2024, consisting of salary payments totaling $165,000, and $11,884 in other compensation consisting of health insurance. Mr. Dunlop received total annual compensation from the Company of $785,311 in 2023, consisting of salary payments totaling $206,250, a bonus payment of $10,000, a grant of 45,100 shares of Class B Common Stock subject to vesting as to approximately one-third of the total granted shares on each of the first three anniversaries of the grant date with an aggregate grant date fair value of $547,965 computed in accordance with FASB ASC Topic 718 based on the assumptions described in Note 2 to the Company’s financial statements beginning on page F-1 of this Annual Report, and $21,096 in other compensation consisting of consulting fees and health insurance.

●	The information under Item 9B. “Other Information – New Executive Employment and Consulting Agreements” is incorporated by reference herein.

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

Committees of the Board of Directors

Audit Committee

Richard A. Burton, John A. Jack II, and Scott K. McDonald, each of whom has been determined by the board of directors to satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on the Audit Committee, with Mr. Burton serving as the chairman. Our board has determined that Mr. Burton qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of the Company.

Compensation Committee

Richard A. Burton, John A. Jack II, and Scott K. McDonald, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and Nasdaq’s rules, serve on the Compensation Committee, with Mr. Jack serving as the chairman. The members of the compensation committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act. The Compensation Committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

Nominating and Corporate Governance Committee

John A. Jack II, Scott McDonald, and Richard A. Burton, each of whom satisfies the “independence” requirements of Nasdaq’s rules, serve on our nominating and corporate governance committee, with Mr. McDonald serving as the chairman. The Nominating and Corporate Governance Committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed to the Company by the Company’s principal accountant for the indicated services for each of the last two fiscal years were as follows:

	Year Ended
	December 31,
	2024	2023
Audit Fees	$65,500	$44,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$65,500	$44,500

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

Audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant for the audit of the financial statements included in our Annual Reports on Form 10-Q and review of the financial statements included in our Quarterly Reports on Form 10-Q, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consist of aggregate fees billed for each of the last two fiscal years for assurance and related services performed by the Company’s principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above. We did not engage our principal accountant to provide assurance or related services during the last two fiscal years.

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

Pre-Approval Policies and Procedures

The Audit Committee has reviewed and approved all fees earned in 2024 and 2023 by the Company’s principal accountant, and actively monitored the relationship between audit and non-audit services provided. The Audit Committee has concluded that the fees earned by the principal accountant were consistent with the maintenance of the principal accountant’s independence in the conduct of its auditing functions.

The Company’s principal accountant did not provide, and the Audit Committee did not approve, any services that would have been described under “—Audit-Related Fees”, or “—Tax Fees” or “—All Other Fees” above for either of the last two fiscal years.

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

(3) Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b) Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation of Asset Entities Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 2, 2022)
3.2	Certificate of Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on May 24, 2024 (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed on June 7, 2024)
3.3	Certificate of Amendment to Designation of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on June 14, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 20, 2024)
3.4	Certificate of Change of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on June 27, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 28, 2024)
3.5	Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada at 9:58 AM Pacific Daylight Time on September 4, 2024 (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed on October 31, 2024)
3.6	Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada at 11:38 AM Pacific Daylight Time on September 4, 2024 (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-1 filed on October 31, 2024)
3.7	Bylaws of Asset Entities Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 2, 2022)
4.1*	Description of Securities of Asset Entities Inc.
4.2	Warrant To Purchase Class B Common Stock issued to Boustead Securities, LLC, dated June 9, 2022 (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed on March 31, 2023)
4.3	Warrant To Purchase Class B Common Stock issued to Boustead Securities, LLC, dated October 7, 2022 (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed on March 31, 2023)
4.4	Warrant To Purchase Class B Common Stock issued to Boustead Securities, LLC, dated October 21, 2022 (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K filed on March 31, 2023)
4.5	Common Stock Purchase Warrant issued to Boustead Securities, LLC, dated February 7, 2023 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 8, 2023)
4.6	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 7, 2023)
4.7	Form of Warrant To Purchase Class B Common Stock issuable to Boustead Securities, LLC (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 7, 2023)
4.8	Warrant To Purchase Class B Common Stock issued to Boustead Securities, LLC, dated as of May 24, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 28, 2024)
4.9	Warrant To Purchase Class B Common Stock issued to Michael R. Jacks, dated as of July 29, 2024 (incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-1 filed on filed on August 9, 2024)
10.1†	Letter Agreement between Asset Entities Inc. and Arshia Sarkhani, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed on September 2, 2022)
10.2†	Letter Agreement between Asset Entities Inc. and Matthew Krueger, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed on September 2, 2022)
10.3†	Letter Agreement between Asset Entities Inc. and Kyle Fairbanks, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed on September 2, 2022)
10.4†	Letter Agreement between Asset Entities Inc. and Arman Sarkhani, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed on September 2, 2022)
10.5†	Amendment to Letter Agreement between Arman Sarkhani and Asset Entities Inc., dated as of August 15, 2023 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 14, 2023)
10.6†	Letter Agreement between Asset Entities Inc. and Jason Lee, dated as of November 10, 2023 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 15, 2023)
10.7†	Consulting Letter Agreement between Asset Entities Inc. and Michael Gaubert, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed on September 2, 2022)
10.8†	Independent Director Agreement between Asset Entities Inc. and John A. Jack II, dated May 2, 2022 (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K filed on March 31, 2023)
10.9†	Independent Director Agreement between Asset Entities Inc. and Richard A. Burton, dated May 2, 2022 (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on March 31, 2023)
10.10†	Independent Director Agreement between Asset Entities Inc. and Scott K. McDonald, dated May 2, 2022 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on March 31, 2023)
10.11†	Independent Director Agreement between Asset Entities Inc. and David Reynolds, dated as of May 16, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 16, 2024)

10.12	Form of Indemnification Agreement between Asset Entities Inc. and each officer or director (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 16, 2024)
10.13	Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1 filed on September 2, 2022)
10.14	Form of Stock Option Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 filed on September 2, 2022)
10.15	Form of Restricted Stock Award Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 filed on September 2, 2022)
10.16	Form of Restricted Stock Unit Award Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 filed on September 2, 2022)
10.17	Renewal Service Agreement, dated as of June 9, 2024, between Asset Entities, LLC and Regus Management Group, LLC (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 filed on August 9, 2024)
10.18	Renewal Service Agreement, dated as of November 9, 2023, between Asset Entities, LLC and Regus Management Group, LLC (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 filed on August 9, 2024)
10.19	Renewal Service Agreement, dated as of October 10, 2023, between Asset Entities, LLC and Regus Management Group, LLC (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 filed on August 9, 2024)
10.20	Cancellation and Exchange Agreement, dated as of February 22, 2024, among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, and Derek Dunlop (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 15, 2024)
10.21	Cancellation and Exchange Agreement, dated as of February 22, 2024, among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, and Brian Fox (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 15, 2024)
10.22	Cancellation and Exchange Agreement, dated as of February 22, 2024, among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, and Haeley Benavides (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on May 15, 2024)
10.23	Cancellation and Exchange Agreement, dated as of February 22, 2024, among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, and John Costacos (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on May 15, 2024)
10.24	Cancellation and Exchange Agreement, dated as of February 22, 2024, among Asset Entities Inc., Asset Entities Holdings, LLC, GKDB AE Holdings, LLC, and Aaron Edwards (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed on May 15, 2024)
10.25	Cancellation and Exchange Agreement, dated as of February 22, 2024, among Asset Entities Inc., Asset Entities Holdings, LLC, and Atticus Peppas (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed on May 15, 2024)
10.28	Underwriting Agreement, dated February 2, 2022, by and between Asset Entities Inc. and Boustead Securities, LLC (as representative of the underwriters named therein) (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on February 8, 2023)
10.26	Third Amendment to Amended and Restated Closing Agreement, dated as of March 29, 2024, between Asset Entities Inc. and Triton Funds LP (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed on April 2, 2024)
10.27	Form of Securities Purchase Agreement, dated as of May 24, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 28, 2024)
10.28	Form of First Amendment to Securities Purchase Agreement, dated as of June 13, 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 20, 2024)
10.29	Form of Registration Rights Agreement, dated as of May 24, 2024 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 28, 2024)
10.30	Assignment and Assumption Agreement, dated as of July 30, 2024, among Boustead Securities, LLC, Sutter Securities, Inc., and Asset Entities Inc. (incorporated by reference to Exhibit 10.34 to Registration Statement on Form S-1 filed on August 9, 2024)
10.31	Assignment and Assumption Agreement, dated as of July 30, 2024, among Sutter Securities, Inc., Michael R. Jacks, Boustead Securities, LLC, and Asset Entities Inc. (incorporated by reference to Exhibit 10.35 to Registration Statement on Form S-1 filed on August 9, 2024)
10.32	Waiver and Consent, dated as of September 20, 2024, between Asset Entities Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 23, 2024)

10.33	Limited Waiver and Consent, dated as of September 26, 2024, between Asset Entities Inc. and Boustead Securities, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 27, 2024)
10.34	Sales Agreement, dated as of September 27, 2024, between Asset Entities Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2024)
10.35	Purchase Agreement, dated November 25, 2024, between Asset Entities Inc. and Jeff Blue (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 2, 2024)
10.36	Letter Agreement between Asset Entities Inc. and Jackson Fairbanks, dated as of April 21, 2022 (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed on September 2, 2022)
10.37*	Letter Agreement between Asset Entities Inc. and Arshia Sarkhani, dated as of March 27, 2025
10.38*	Letter Agreement between Asset Entities Inc. and Matthew Krueger, dated as of March 27, 2025
10.39*	Letter Agreement between Asset Entities Inc. and Kyle Fairbanks, dated as of March 27, 2025
10.40*	Letter Agreement between Asset Entities Inc. and Arman Sarkhani, dated as of March 27, 2025
10.41*	Letter Agreement between Asset Entities Inc. and Jackson Fairbanks, dated as of March 27, 2025
10.42*	Consulting Letter Agreement between Asset Entities Inc. and Michael Gaubert, dated as of March 27, 2025
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to Registration Statement on Form S-1 filed on September 2, 2022)
19.1	Asset Entities Inc. Insider Trading Policy (incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K filed on April 2, 2024)
23.1*	Consent of WWC, Professional Corporation
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Asset Entities Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed on April 2, 2024)
101.PRE	Inline XBRL Instance Document
101.INS	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

ASSET ENTITIES INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ASSET ENTITIES INC. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, CA

March 31, 2025

ASSET ENTITIES INC.

Balance Sheets

	As of	As of
	December 31,	December 31,
	2024	2023

ASSETS
Current Assets
Cash	$2,660,624	$2,924,323
Prepaid expenses	37,228	38,681
Trading marketable securities	-	-
Total Current Assets	2,697,852	2,963,004

Non-Current Assets
Property and equipment, net	10,114	12,825
Intangible asset	509,500	100,000
Total Non-Current Assets	519,614	112,825
TOTAL ASSETS	$3,217,466	$3,075,829

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and credit card liability	$430,526	$150,096
Contract liabilities	369	3,445
Total Current Liabilities	430,895	153,541

TOTAL LIABILITIES	430,895	153,541

Commitments and contingencies
Stockholders' Equity
Preferred Stock; $0.0001 par value, 50,000,000 authorized Series A Convertible Preferred Stock; $0.0001 par value, $10,000 stated value , 660 designated 100 and 0 shares issued and outstanding, respectively	-	-
Common Stock; $0.0001 par value, 40,000,000 authorized Class A Common Stock; $0.0001 par value, 2,000,000 authorized 1,000,000 and 1,677,056 shares issued and outstanding, respectively	100	168
Class B Common Stock; $0.0001 par value, 38,000,000 authorized 9,060,965 and 1,207,827 shares issued, respectively	906	121
Additional paid in capital	14,791,922	8,657,190
Treasury Stock, at cost: Class B Common Stock - 250,000 shares	-	(176,876)
Subscription receivable	-	-
Accumulated deficit	(12,006,357)	(5,558,315)
TOTAL STOCKHOLDERS’ EQUITY	2,786,571	2,922,288
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,217,466	$3,075,829

The accompanying notes are an integral part of these financial statements.

ASSET ENTITIES INC.

Statements of Operations

	Year ended
	December 31,
	2024	2023

Revenue	$633,489	$277,038

Operating expenses
Contract labor	512,911	176,773
General and administrative	3,021,547	2,183,155
Management compensation	3,503,059	2,848,307
Total operating expenses	7,037,517	5,208,235

Loss from operations	(6,404,028)	(4,931,197)
Other income
Interest income	10,096	-
Total other income	10,096	-

Income before income tax credit	(6,393,932)	(4,931,197)
Income taxes credit from prior period
Net loss	$(6,393,932)	$(4,931,197)

Dividend on Series A Preferred Stock	(54,110)	-
Net loss attributable to common stockholders	$(6,448,042)	$(4,931,197)

Loss per share of common stock - basic and diluted	$(1.70)	$(1.85)
Weighted average number of shares of common stock outstanding - basic and diluted	3,788,525	2,663,477

The accompanying notes are an integral part of these financial statements.

ASSET ENTITIES INC.

Statement of Stockholders’ Equity

For the years ended December 31, 2024 and 2023

	Series A
	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Subscription	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stock	Deficit	Total
Balance - December 31, 2022	-	$-	1,677,056	$168	472,945	$48	$780,685	$-	$-	$(627,118)	$153,783

Class B Common stock issued	-	-	-	-	352,682	35	6,580,612	-	-	-	6,580,647
Class B Common stock issued for restricted stock awards	-	-	-	-	382,200	38	1,295,893	-	-	-	1,295,931
Repurchase of Class B Common stock	-	-	-	-	-	-		-	(176,876)	-	(176,876)
Net loss	-	-	-	-	-	-	-	-	-	(4,931,197)	(4,931,197)
Balance - December 31,2023	-	$-	1,677,056	$168	1,207,827	$121	$8,657,190	$-	$(176,876)	$(5,558,315)	$2,922,288

Series A Convertible Preferred stock issued	330	-	-	-	-	-	2,647,500	-	-	-	2,647,500
Conversion from Series A Convertible Preferred stock to Class B common stock	(230)	-	-	-	4,293,312	429	53,681	-	-	-	54,110
Conversion from Class A to Class B common stock	-	-	(677,056)	(68)	677,056	68	-	-	-	-	-
Class B common stock for cash	-	-	-	-	2,718,475	271	2,388,587	-	-	-	2,388,858
Class B Common stock issued for restricted stock awards	-	-	-	-	168,354	17	1,212,340	-	-	-	1,212,357
Class B Common stock issued for purchase of intangible asset	-	-	-	-	5,000	1	9,499				9,500
Cancellation of Class B common stock and Treasury stock	-	-	-	-	(80,067)	(8)	(176,868)	-	176,876	-	-
Reverse stock split adjustment	-	-	-	-	71,008	7	(7)	-	-	-	-
Dividend declared - Series A Convertible Preferred stock	-	-	-	-	-	-	-	-	-	(54,110)	(54,110)
Net loss	-	-	-	-	-	-	-	-	-	(6,393,932)	(6,393,932)
Balance - December 31,2024	100	$-	1,000,000	$100	9,060,965	$906	$14,791,922	$-	$-	$(12,006,357)	$2,786,571

The accompanying notes are an integral part of these financial statements.

ASSET ENTITIES INC.

Statements of Cash Flows

	Year ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,393,932)	$(4,931,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,212,357	1,295,931
Depreciation and amortization	2,711	734
Changes in operating assets and liabilities:
Prepaid expenses	1,453	(38,681)
Accounts payable and accrued expenses	280,430	(133,207)
Contract liabilities	(3,076)	(1,203)
Net cash used in operating activities	(4,900,057)	(3,807,623)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(13,559)
Purchase of intangible asset	(400,000)	(100,000)
Net cash used in investing activities	(400,000)	(113,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Series A Convertible Preferred stock issued	2,647,500	-
Proceeds from Class B common stock issued, net	2,388,858	6,885,204
Reacquisition of shares	-	(176,876)
Net cash provided by financing activities	5,036,358	6,708,328

Net change in cash	(263,699)	2,787,146
Cash at beginning of period	2,924,323	137,177
Cash at end of period	$2,660,624	$2,924,323

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Class A to Class B common stock	$68	$-
Conversion from Series A Convertible Preferred stock to Class B common stock	$54,110
Class B Common stock issued for purchase of intangible asset	$9,500	$-
Cancellation of Class B common stock	$176,876	$-
Reverse stock split adjustment	$7	$-

The accompanying notes are an integral part of these financial statements.

ASSET ENTITIES INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the years ended December 31, 2024 and 2023

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

Prior to the reverse stock split, the Company was authorized to issue 200,000,000 shares of common stock, consisting of 10,000,000 shares of Class A Common Stock and 190,000,000 shares of Class B Common Stock. As a result of the reverse stock split, the Company will be authorized to 40,000,000 shares of common stock, consisting of 2,000,000 shares of Class A Common Stock and 38,000,000 shares of Class B Common Stock.

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $12,006,357 at December 31, 2024 and a net loss of $6,393,932, during the year ended December 31, 2024.

The Company has received confirmation from Ionic Ventures, LLC that it will invest up to $3 million in the Company’s Series A Convertible Preferred Stock upon request by the Company, and the Company’s Certificate of Designation of Series A Convertible Preferred Stock allows for an additional 330 preferred shares of Series A Convertible Preferred Stock to be sold.

With the additional revenue from the purchase of the TommyBoyTV, LLC server in June 2024, gross revenue is projected to increase to over $1.2 million in 2025.

Based on the Company’s existing cash resources, management believes that the Company will have sufficient funds to carry out the Company’s planned operations for at least the next 12 months from the issuance date of the accompanying financial statements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2024 and 2023.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2024, was approximately $1.9 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Deferred Offering Costs

As of December 31, 2022, deferred offering costs represent legal fees for preparation of any securities purchase agreements or current registration statement. The Company recorded these fees as a current asset that netted against gross proceeds received from any offering or placements. In February 2023, the Company issued common stock as initial public offering and netted offering cost as additional paid in capital. As of December 31, 2024, there is no more deferred offering costs.

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

The Company did not have any Building, Machinery and Equipment, and Vehicle as of December 31, 2024.

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

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. During the year ended December 31, 2024 and 2023, there were no intangible asset impairment charges.

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

Intangible assets internally developed are measured at cost. We capitalize costs to develop or purchase computer software for internal use which are incurred during the application development stage. These costs include fees paid to third parties for development services and payroll costs for employees' time spent developing the software. We expense costs incurred during the preliminary project stage and the post-implementation stage. Capitalized development costs are amortized on a straight-line basis over the estimated useful life of the software. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense, deferred offering costs and contract liabilities, other current liabilities are carried at historical cost. At December 31, 2024 and 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Advertising Expenses

The Company expenses advertising costs as they incurred. Total advertising expenses were $944,635 and $436,066 for the year ended December 31, 2024 and 2023, respectively, and have been included as part of general and administrative expenses.

Research and Development

Research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.

The Company incurred research and development expenses of $423,299 and $18,935 for the year ended December 31, 2024 and 2023, respectively, and have been included as part of contract labor.

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

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. Revenue under these agreements is recognized over the related service period. As of December 31, 2024 and 2023, total contract liabilities were $369 and $3,445 respectively. Contract liabilities are expected to be recognized as revenue over a period not to exceed twelve (12) months.

Changes in contract liabilities for the year ended December 31, 2024 are as follows:

	2024	2023
Balance, January 1	$3,445	$4,648
Deferral of revenue	-	-
Recognition of revenue	(3,076)	(1,203)
Balance, December 31	$369	$3,445

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

As of December 31, 2024, warrants representing 105,490 shares of common stock equivalents were excluded from the computation from diluted net loss per share as the result was anti-dilutive.

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

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2024 or December 31, 2023.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions and balances. There were no related party transactions except management fees. During the years ended December 31, 2024 and 2023, the Company paid management fees to their controlling members totaling $3,297,906 and $2,848,307, respectively.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2024 and 2023, the Company did not have any commitments and contingencies.

Segment Reporting

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its chief executive officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. The CODM uses operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating margin, the allocation of budget between operating expenses and the management and forecasting of cash to ensure enough capital is available. Accordingly, we determined we operate in a single reporting segment.

Our CEO assesses performance and decides how to allocate resources primarily based on consolidated net income, which is reported on our Consolidated Statements of Operations. Total assets on the Consolidated Balance Sheets represent our segment assets.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 final standard on Income Statement: Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance will be effective for us on January 1, 2027.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Recently adopted accounting standards

In November 2023, the FASB issued ASU 2023-07, which improves reportable segment disclosure requirements. Primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the accompanying financial statements. The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

Note 3. Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2024	2023
Office equipment	$13,559	$13,559
Accumulated depreciation	(3,445)	(734)
	$10,114	$12,825

During the year ended December 31, 2024 and 2023, the Company recorded depreciation of $2,711 and $734, respectively.

Note 4. Intangible Assets

Intangible assets consist of the following:

	December 31,	December 31,
	2024	2023
Purchased software	$100,000	$100,000
Discord server	249,500	-
Right of literary work entitled	160,000	-
Less: Impairment	-	-
	$509,500	$100,000

On November 10, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”). Under the Asset Purchase Agreement, the Company agreed to purchase all of the right, title, and interest in and to substantially all of the assets and properties and used in connection with their business of Discord development, social media, online community management, marketing, and business-to-business software-as-a-service that offers sales, service, marketing, and analytics for the payment of $100,000 in cash (“Purchase software”). The Company determined the asset has indefinite useful lived.

On June 21, 2024, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”). Under the Asset Purchase Agreement, the Company agreed to purchase all of the right, title, and interest in and to substantially all of the assets and properties owned by the Seller and used in connection with its business of Discord development, social media, online community management, marketing, and analytics for the payment of $200,000 in cash and the issuance of 25,000 shares of Class B Common Stock valued at $9,500 (“Discord server”). The Company determined the asset has indefinite useful lived.

On November 15, 2024, the Company entered into a asset purchase agreement. Under this agreement, the Company agreed to purchase all of the right, title, and interest in and to the assets, properties and rights owned by the Seller and used in connection with its business of Discord development, social media, online community management, marketing, and analytics for the payment of $40,000 in cash (“Discord server”). The Company determined the asset has indefinite useful lived.

On November 25, 2024, the Company entered into a Purchase Agreement (the "Agreement") with Jeff Blue ("Owner") regarding the literary work entitled "One Step Closer: From Xero to #1: Becoming Linkin Park" (the "Work"). Under the terms of the Agreement, the Company has acquired a 50% ownership interest in the film, TV, streaming, and other media adaptation rights to the Work. The Agreement stipulates several conditions precedent, including approval of the chain-of-title to the Work by the Company, and receipt of necessary tax forms and other documents for payment processing. In consideration of the rights granted, the Company paid $160,000 (“Right of literary work entitled”). The Company determined the asset has indefinite useful lived.

Note 5. Stockholders’ Equity

Authorized Capital Stock

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

On July 30, 2024, Boustead’s rights to the Fourth Tail Warrant were assigned to an assignee. The Fourth Tail Warrant was consequently cancelled and a new warrant was issued to the assignee as of July 29, 2024.

During the year ended December 31, 2024, the Company issued 330 shares of Series A Convertible Preferred Stock for $2,647,500, net of discount.

During the year ended December 31, 2024, 230 shares of Series A Convertible Preferred Stock valued at $2,354,110 including dividend of $54,110 converted into 4,293,312 shares of Class B Stock.

The Company had 100 shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2024.

Waiver of agreement

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

The Company had 1,000,000 and 1,506,406 shares of Class A Common Stock issued and outstanding as of December 31, 2024 and 2023, respectively.

Class B Common Stock

Each share of Class B Common Stock entitles the holder to one (1) vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

The Company had 9,060,965 and 1,207,827 shares of Class B Common Stock issued as of December 31, 2024 and 2023, respectively.

Fiscal year 2024

During the year ended December 31, 2024, the Company issued and cancelled Class B common stock as follows:

●	677,056 shares of Class A common stock were converted into 677,056 shares of Class B common stock

●	124,318 shares of Class B common stock for cash of $194,434 net (Triton Purchase agreement)

●	2,594,157 shares of Class B common stock for cash of $2,194,418 net (ATM Alternative Deal)

 ,

●	168,354 shares of Class B common stock for restricted stock awards valued at $161,753

●	5,000 shares of Class B common stock for purchase of intangible asset valued at $9,500

●	4,293,312 shares of Class B common stock for conversion of Series A Convertible Preferred stock. 891,304 shares were not yet issued at December 31, 2024

●	30,067 shares of Class B common stock for cancellation

●	50,000 treasury shares of Class B common stock for cancellation

●	71,008 shares of Class B common stock for reverse stock split adjustment

Fiscal year 2023

During the year ended December 31, 2023, the Company issued Class B common stock as follows:

●	300,000 shares of Class B common stock issued for cash at $7,500,000 in the offering, and after deducting $884,880 of underwriting discounts and commissions, the non-accountable expense allowance, and other expenses from the offering, the Company received net proceeds of $6,615,120.

●	52,682 shares of Class B common stock for cash of $40,154 net of $30,687 in offering costs (Triton Purchase agreement)

●	382,200 shares of Class B restricted stock awards under the 2022 Equity Incentive Plan (“2022 Plan”) to directors and executive officers, valued at $3,779,230.

Treasury stock

During the year ended December 31, 2023, the Company repurchase 50,000 shares of Class B Common stock at $176,876 and recorded as treasury stock as of December 31, 2023. During 2024, all the treasury stock was cancelled.

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

The RSA shares to directors vest quarterly for one year from the date of grantee’s appointment as a director. The RSA shares to officers vest annually over three years from the grant date. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the year December 31, 2024 and 2023, the Company recorded stock-based compensation expense of $1,212,357 and $1,295,931, respectively. As of December 31, 2024 and 2023, 317,420 and 39,200 RSA shares have vested, respectively.

As of December 31, 2024 and 2023, there was $1,067,382 and $2,483,299 of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.13 and 2.09 years, respectively.

Warrant

In June and October 2022, the Company issued a total of 10,500 warrants to purchase Class B Common stock for a success fee of private placements of shares of Class B common stock. The exercise price of warrants is $31.25 and expiration date is the date that is five years from the issuance date of each warrant. The Company accounted for these warrants as equity-classified instruments.

On February 7, 2023, the Company issued 21,000 warrants to purchase Class B Common stock Company’s Class B Common Stock which is equal to 7% of the aggregate number of shares of Class B Common Stock sold in the above mentioned initial public offering. These warrants carry an exercise price of $31.25 per share, which is equal to 125% of the public offering price, subject to adjustment, the warrants also include a cashless exercise provision; these warrants may be exercised at any time for five years following the date of issuance.

On April 17, 2024, the Company issued a total of 8,702 warrants to purchase Class B Common Stock for a success fee of private placements of shares of Class B common stock. The exercise price of warrants is $1.70 and expiration date is the date that is five years from the issuance date of each warrant. The Company accounted for these warrants as equity-classified instruments.

In May and July 2024, the Company issued a total of 61,600 warrants to purchase Class B Common stock for a success fee of private placements of shares of Class B common stock. The exercise price of warrants is $3.75 and expiration date is the date that is five years from the issuance date of each warrant. The Company accounted for these warrants as equity-classified instruments.

On October 11, 2023, the Company issued warrants to purchase 3,688 shares of Class B Common Stock as a success fee in connection with a private placement. The exercise price of the warrants is $1.3447 and the expiration date is the date that is five years from the issuance date of the warrant. The Company accounted for these warrants as equity-classified instruments.

A summary of activity during the years ended December 31, 2024 and 2023, follows:

		Weighted	Weighted
		Average	Average
	Number of shares	Exercise Price	Life (years)
Outstanding, December 31, 2022	10,500	$31.25	4.68
Granted	24,688	26.78	4.90
Expired	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2023	35,188	$28.12	4.05
Granted	70,302	3.50	4.92
Expired	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2024	105,490	$11.71	3.92

All of the outstanding warrants are exercisable as of December 31, 2024. The intrinsic value of the warrants as of December 31, 2024, is $0.

Note 6. Income tax

The Company has not made a provision for income taxes for the year ended December 31, 2024 and 2023, since the Company has the benefit of net operating losses in these periods and the Company changed from a limited liability partnership to a C corporation during 2022.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2024. During the year ended December 31, 2024, the Company has incurred a net operating loss (“NOL”) of $6,393,932. NOLs generated after December 31, 2017 can be carryforward indefinitely.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and the income tax net expense included in the consolidated statements of operations for the year ended December 31, 2024 and 2023 is as follows:

	Year ended
	December 31,
	2024	2023
Income tax expense (credit) at statutory rate	$(1,342,726)	$(1,035,551)
Income tax adjustment
Stock based compensation	254,595	272,146
Change of valuation allowance	1,088,131	763,405
Income tax expense (credit)	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2024	2023
Operating loss carry forward	$1,987,040	$898,909
Valuation allowance	(1,987,040)	(898,909)
Deferred tax asset	$-	$-

Note 7. Subsequent Events

Management evaluated all events from the date of the balance sheet, which was December 31, 2024 through March 31, 2025 which was the date these financial statements were available to be issue. Based on our evaluation no material events have occurred that require disclosure other than below.

On January 21, 2025, the conversion price at initial price is amended from $0.75 to $3.75.

As of February 14, 2025, the Company has sold $5,489,371 in relation of Sales Agreement (the “ATM Sales”) between the Company and Alliance Global Partners with up to a maximum aggregate amount of $5,489,399 of shares of the Company’s Class B Common Stock, $0.0001 par value per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025	ASSET ENTITIES INC.

/s/ Arshia Sarkhani
	Name:	Arshia Sarkhani
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Matthew Krueger
	Name:	Matthew Krueger
	Title:	Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arshia Sarkhani	Chief Executive Officer, President and Director (principal executive officer)	March 31, 2025
Arshia Sarkhani

/s/ Matthew Krueger	Chief Financial Officer (principal financial and accounting officer)	March 31, 2025
Matthew Krueger

/s/ Michael Gaubert	Executive Chairman and Director	March 31, 2025
Michael Gaubert

/s/ Kyle Fairbanks	Executive Vice-Chairman, Chief Marketing Officer and Director	March 31, 2025
Kyle Fairbanks

/s/ Richard A. Burton	Director	March 31, 2025
Richard A. Burton

/s/ John A. Jack II	Director	March 31, 2025
John A. Jack II

/s/ Scott K. McDonald	Director	March 31, 2025
Scott K. McDonald

/s/ David Reynolds	Director	March 31, 2025
David Reynolds