Form 10-Q
period 2025-03-31
Asset Entities Inc.
filed 2025-05-15
CIK 1920406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

Yes ☐ No ☒

As of May 12, 2025, there were a total of 1,000,000 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding, and 14,772,044 shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

ASSET ENTITIES INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ASSET ENTITIES INC.

UNAUDITED FINANCIAL STATEMENTS

ASSET ENTITIES INC.

Balance Sheets

	As of March 31,	As of December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,208,912	$2,660,624
Prepaid expenses	266,440	37,228
Total Current Assets	4,475,352	2,697,852

Non-Current Assets
Property and equipment, net	9,436	10,114
Intangible asset	509,500	509,500
Total Non-Current Assets	518,936	519,614
TOTAL ASSETS	$4,994,288	$3,217,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liability	$459,876	$430,526
Contract liabilities	667	369
Total Current Liabilities	460,543	430,895

TOTAL LIABILITIES	460,543	430,895

Commitments and contingencies

Stockholders’ Equity
Preferred Stock; $0.0001 par value, 50,000,000 authorized
Series A Convertible Preferred Stock; $0.0001 par value, $10,000 stated value, 660 designated 0 and 100 shares issued and outstanding, respectively	-	-
Common Stock; $0.0001 par value, 40,000,000 authorized
Class A Common Stock; $0.0001 par value, 2,000,000 authorized 1,000,000 shares issued and outstanding	100	100
Class B Common Stock; $0.0001 par value, 38,000,000 authorized 13,413,162 and 9,060,965 shares issued, respectively	1,341	906
Additional paid in capital	18,198,074	14,791,922
Accumulated deficit	(13,665,770)	(12,006,357)
TOTAL STOCKHOLDERS’ EQUITY	4,533,745	2,786,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,994,288	$3,217,466

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2025	2024

Revenue	$170,749	$124,841

Operating expenses
Contract labor	146,515	127,139
General and administrative	946,199	522,039
Management compensation	735,131	862,567
Total operating expenses	1,827,845	1,511,745

Loss from operations	(1,657,096)	(1,386,904)

Other income (expense)
Interest income	34,042	-
Interest expense	(1,164)	-
Total other income	32,878	-

Loss before income tax	(1,624,218)	(1,386,904)
Income taxes expense	-	-
Net loss	$(1,624,218)	$(1,386,904)

Dividend on Series A Preferred Stock	(35,195)	-
Net loss attributable to common stockholders	$(1,659,413)	$(1,386,904)

Loss per share of common stock - basic and diluted	$(0.13)	$(0.49)
Weighted average number of shares of common stock outstanding - basic and diluted	13,155,432	2,834,882

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

Statement of Stockholders’ Equity

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2024	100	$-	1,000,000	$100	9,060,965	$906	$14,791,922	$(12,006,357)	$2,786,571

Conversion from Series A Convertible Preferred stock to Class B common stock	(100)	-	-	-	1,518,654	152	35,043	-	35,195
Class B common stock for cash	-	-	-	-	2,833,543	283	3,118,587	-	3,118,870
Stock based compensation	-	-	-	-	-	-	252,522	-	252,522
Dividend declared - Series A Convertible Preferred stock	-	-	-	-	-	-	-	(35,195)	(35,195)
Net loss	-	-	-	-	-	-	-	(1,624,218)	(1,624,218)
Balance - March 31, 2025	-	$-	1,000,000	$100	13,413,162	$1,341	$18,198,074	$(13,665,770)	$4,533,745

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance - December 31, 2023	-	$-	1,677,056	$168	1,207,827	$121	$8,657,190	$(176,876)	$(5,558,315)	$2,922,288

Conversion from Class A to Class B common stock	-	-	(170,649)	(17)	170,649	17	-	-	-	-
Stock Based Compensation	-	-	-	-	-	-	326,871	-	-	326,871
Net loss	-	-	-	-	-	-	-	-	(1,386,904)	(1,386,904)
Balance - March 31, 2024	-	$-	1,506,407	$151	1,378,476	$138	$8,984,061	$(176,876)	$(6,945,219)	$1,862,255

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,624,218)	$(1,386,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	252,522	326,871
Depreciation and amortization	678	1,068
Changes in operating assets and liabilities:
Prepaid expenses	(229,212)	(112,593)
Accounts payable and accrued liabilities	29,350	130,337
Contract liabilities	298	(1,414)
Net cash used in operating activities	(1,570,582)	(1,042,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(11,902)
Net cash used in investing activities	-	(11,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Class B common stock issued, net	3,118,870	-
Net cash provided by financing activities	3,118,870	-

Net change in cash and cash equivalents	1,548,288	(1,054,537)
Cash and cash equivalents at beginning of period	2,660,624	2,924,323
Cash and cash equivalents at end of period	$4,208,912	$1,869,786

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Class A to Class B common stock	$-	$85
Conversion from Series A Convertible Preferred stock to Class B common stock	$35,195	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2025

(Unaudited)

Note 1. Organization, Description of Business and Liquidity

Organization

Asset Entities Inc. (“Asset Entities”, “we”, “us”, “our”or the “Company”), began operations as a general partnership in August 2020 and formed Assets Entities Limited Liability Company in the state of California on October 20, 2020. The financial statements reflect the operations of the Company from inception of the general partnership. On March 15, 2022, the Company filed Articles of Merger to register and incorporate with the state of Nevada and changed the company name to Asset Entities Inc.

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $13,665,770 at March 31, 2025 and a net loss of $1,624,218, during the three months ended March 31, 2025.

The Company has received confirmation from Ionic Ventures, LLC that it will invest up to $3 million in the Company’s Series A Convertible Preferred Stock upon request by the Company, and the Company’s Certificate of Designation of Series A Convertible Preferred Stock allows for an additional 330 preferred shares of Series A Convertible Preferred Stock to be sold.

With the additional revenue from the purchase of the TommyBoyTV, LLC server in June 2024, gross revenue is projected to increase to over $0.7 million in 2025.

Based on the Company’s existing cash resources, management believes that the Company will have sufficient funds to carry out the Company’s planned operations for at least the next 12 months from the issuance date of the accompanying financial statements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2024, contained in the Company’s Form 10-K filed on March 31, 2025.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had cash equivalents of $3.5 million and $1.7 million, respectively, as of March 31, 2025 and December 31, 2024.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2025, was approximately $3.4 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

The Company did not have any Building, Machinery and Equipment, and Vehicle as of March 31, 2025.

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

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. During the three months ended March 31, 2025, there were no intangible asset impairment charges.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense, deferred offering costs and contract liabilities, other current liabilities are carried at historical cost. As of March 31, 2025 and December 31, 2024, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Advertising Expenses

The Company expenses advertising costs as they incurred. Total advertising expenses were $212,070 and $143,915 for the three months ended March 31, 2025 and 2024, respectively, and have been included as part of general and administrative expenses.

Research and Development

Research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.

The Company incurred research and development expenses of $99,364 and $119,009 for the three months ended March 31, 2025 and 2024, respectively, and have been included as part of contract labor.

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

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. Revenue under these agreements is recognized over the related service period. As of March 31, 2025 and December 31, 2024, total contract liabilities were $667 and $369 respectively. Contract liabilities are expected to be recognized as revenue over a period not to exceed twelve (12) months.

Changes in contract liabilities for the three months ended March 31, 2025, are as follows:

2025
Balance, January 1	$369
Deferral of revenue	298
Recognition of revenue	-
Balance, March 31	$667

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

As of March 31, 2025, warrants representing 105,490 shares of common stock equivalents were excluded from the computation from diluted net loss per share as the result was anti-dilutive.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions and balances. There were no related party transactions except management fees. During the three months ended March 31, 2025 and 2024, the Company paid management fees to their controlling members totaling $735,131 and $862,567, respectively.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of March 31, 2025 and December 31, 2024, the Company did not have any commitments and contingencies.

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

Our CEO assesses performance and decides how to allocate resources primarily based on net income, which is reported on our Statements of Operations. Total assets on the Balance Sheets represent our segment assets.

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

Note 3. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Office equipment	$13,559	$13,559
Accumulated depreciation	(4,123)	(3,445)
	$9,436	$10,114

During the three months ended March 31, 2025 and 2024, the Company recorded depreciation of $678 and $1,068, respectively.

Note 4. Intangible Assets

Intangible assets consist of the following:

	March 31,	December 31,
	2025	2024
Purchased software	$100,000	$100,000
Discord server	249,500	249,500
Right of literary work entitled	160,000	160,000
Less: Impairment	-	-
	$509,500	$509,500

On November 10, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”). Under the Asset Purchase Agreement, the Company agreed to purchase all of the right, title, and interest in and to substantially all of the assets and properties and used in connection with their business of Discord development, social media, online community management, marketing, and business-to-business software-as-a-service that offers sales, service, marketing, and analytics for the payment of $100,000 in cash (“Purchase software”). The Company determined the asset has indefinite useful life.

On June 21, 2024, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”). Under the Asset Purchase Agreement, the Company agreed to purchase all of the right, title, and interest in and to substantially all of the assets and properties owned by the Seller and used in connection with its business of Discord development, social media, online community management, marketing, and analytics for the payment of $200,000 in cash and the issuance of 25,000 shares of Class B Common Stock valued at $9,500 (“Discord server”). The Company determined the asset has indefinite useful life.

On November 15, 2024, the Company entered into an asset purchase agreement. Under this agreement, the Company agreed to purchase all of the right, title, and interest in and to the assets, properties and rights owned by the Seller and used in connection with its business of Discord development, social media, online community management, marketing, and analytics for the payment of $40,000 in cash (“Discord server”). The Company determined the asset has indefinite useful life.

On November 25, 2024, the Company entered into an Purchase Agreement (the "Agreement") with Jeff Blue ("Owner") regarding the literary work entitled "One Step Closer: From Xero to #1: Becoming Linkin Park" (the "Work"). Under the terms of the Agreement, the Company has acquired a 50% ownership interest in the film, TV, streaming, and other media adaptation rights to the Work. The Agreement stipulates several conditions precedent, including approval of the chain-of-title to the Work by the Company, and receipt of necessary tax forms and other documents for payment processing. In consideration of the rights granted, the Company paid $160,000 (“Right of literary work entitled”). The Company determined the asset has indefinite useful life.

Note 5. Stockholders’ Equity

Authorized Capital Stock

The Company has authorized to issue 40,000,000 shares of common stock, consisting of 2,000,000 shares of Class A Common Stock and 38,000,000 shares of Class B Common Stock.

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

On January 22, 2025, the Company filed an amendment (the “Fourth Amended Designation”) to the Certificate of Designation of Series A Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Nevada on May 24, 2024, as amended by the Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on June 14, 2024, as amended by the Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on September 4, 2024, as amended by the Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on September 4, 2024 (as amended, the “Certificate of Designation”). The Fourth Amended Designation amended the Certificate of Designation to provide that the term “Floor Price” will be defined as $0.18, subject to adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions. The Fourth Amended Designation became effective immediately upon filing.

During the three months ended March 31, 2025, 100 shares of Series A Convertible Preferred Stock valued at $1,035,195 including dividend of $35,195 converted into 2,539,109 shares of Class B Stock. During the three months ended March 31, 2025, 380,227 shares of Class B Common stock were issued and 2,158,882 shares were not yet issued at March 31, 2025.

The Company had 0 and 100 shares of Series A Convertible Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

Class A Common Stock

Each share of Class A Common Stock entitles the holder to ten (10) votes, in person or proxy, on any matter on which an action of the stockholders of the Company is sought and is convertible by the holder into one (1) share of Class B Common Stock.

The Company had 1,000,000 shares of Class A Common Stock issued and outstanding as of March 31, 2025 and December 31, 2024.

Class B Common Stock

Each share of Class B Common Stock entitles the holder to one (1) vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

The Company had 13,413,162 and 9,060,965 shares of Class B Common Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

Fiscal year 2025

During the three months ended March 31, 2025, the Company issued 4,352,197 shares of Class B common stock as follows:

●	2,833,543 shares issued for cash pursuant to sales agreement

●	1,518,654 shares issued, including 1,138,427 shares that relate to conversion of Series A Convertible Preferred Stock in 2024.

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

The RSA shares to directors vest quarterly for one year from the date of grantee’s appointment as a director. The RSA shares to officers vest annually over three years from the grant date. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense of $252,522 and $326,871, respectively. As of March 31, 2025, 400,954 RSA shares have vested, respectively.

As of March 31, 2025, there was $814,878 of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 0.84 years.

Warrant

A summary of activity during the three months ended March 31, 2025, follows:

	Number of	Weighted Average	Weighted Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2024	105,490	$11.71	3.92
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2025	105,490	$11.71	3.67

All of the outstanding warrants are exercisable as of March 31, 2025. The intrinsic value of the warrants as of March 31, 2025, is $0.

Note 6. Subsequent Events

Management evaluated all events from the date of the balance sheet through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure other than below.

Agreement and Plan of Merger

On May 6, 2025, the “Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alpha Merger Sub, LLC, an Ohio limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), Strive Enterprises, Inc., an Ohio corporation (“Strive”), and Strive Asset Management, LLC, an Ohio limited liability company and a wholly owned subsidiary of Strive (“Asset Management”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Asset Management (the “Merger”), with Asset Management continuing as a wholly owned subsidiary of the Company and the surviving company of the Merger.

The board of directors of the Company unanimously adopted and approved the Merger Agreement and the transactions contemplated thereby, and, subject to the terms and conditions of the Merger Agreement, resolved to recommend that the Company’s stockholders approve the Merger Agreement and the transactions contemplated thereby.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each then-outstanding unit or membership interest of Asset Management will be converted into the right to receive a number of shares of the Company Consideration Stock equal to the Exchange Ratio (the “Merger Consideration”). The “Company Consideration Stock” shall be the current Class A Common Stock, redesignated as class B common stock, $0.0001 par value per share, of the Company (the “New Class B Common Stock”), pursuant to amended and restated articles of incorporation of the Company to be adopted and approved in accordance with the Merger Agreement (the “A&R Articles of Incorporation”). The “Exchange Ratio” shall be calculated so that Strive shall receive, in respect of such units or membership interests of Asset Management, a number (rounded up to the nearest whole number) of shares of Company Consideration Stock equal to the aggregate number of shares of Company Consideration Stock that would need to be issued to Strive to result in Strive holding 94.2% of the then outstanding common stock of the Company after giving effect to the Merger on a fully-diluted basis (subject to certain adjustments).

The closing of the Merger (the “Merger Closing”) is subject to the satisfaction or, to the extent permitted by law, the waiver of certain conditions including, among other things, (i) the required approvals by the Company’s and Strive’s stockholders, (ii) the Company’s current holders of shares of Class A Common Stock having converted all shares of Class A Common Stock into current Class B Common Stock, (iii) the effectiveness of the A&R Articles of Incorporation, (iv) the Form S-4 (as defined below) having become effective in accordance with the provisions of the Securities Act, and not being subject to any stop order or proceeding seeking a stop order or having been withdrawn, (v) no law or order preventing the Merger and the other transactions contemplated by the Merger Agreement (or, with respect to Strive’s obligations to consummate the Merger Closing, imposing a Burdensome Condition (as defined in the Merger Agreement)), (vi) the approval for listing on The Nasdaq Stock Market LLC (“Nasdaq”) of the class A common stock, $0.0001 par value per share, of the Company (the “New Class A Common Stock”), which is the current Class B Common Stock redesignated pursuant to the A&R Articles of Incorporation, (vii) the Pre-Closing Reorganization (as defined in the Merger Agreement) having been consummated, (viii) Strive having received a tax opinion that the transfer (or deemed transfer) of assets from Strive to the Company in exchange for Company stock (and the deemed assumption of liabilities) pursuant to the Merger will qualify as a transaction described in Section 351(a) of the Internal Revenue Code, (ix) no share of Company capital stock being entitled to dissenters’ rights, and (x) other customary closing conditions.

The Merger Agreement contains representations, warranties and covenants made by the Company and Strive, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and Strive, indemnification of directors and officers, and the Company’s and Strive’s conduct of their respective businesses between the date of signing the Merger Agreement and the date of the Merger Closing.

In connection with the Merger, the Company will prepare and file with the SEC a registration statement on Form S-4 registering the New Class A Common Stock to be issued to the Company’s stockholders in the Merger (the “Form S-4”), and a proxy statement with respect to the meeting of the Company’s stockholders.

The Merger Agreement contains certain termination rights, including, among others, (i) the mutual written consent of the parties, (ii) the right of either the Company or Strive to terminate the Merger Agreement if the Merger shall not have been consummated by November 6, 2025 (the “End Date”), (iii) the right of either the Company or Strive to terminate the Merger Agreement if any applicable law is adopted or a court of competent jurisdiction or other governmental authority issues an order, decree or ruling prohibiting, rendering illegal or permanently enjoining the Merger and the other transactions contemplated by the Merger Agreement and, in the case of an order, decree or ruling, such order, decree or ruling shall have become final and nonappealable, (iv) the right of either the Company or Strive to terminate the Merger Agreement if approval of the Company’s stockholders is not obtained at the Company stockholder meeting, (v) the right of either the Company or Strive to terminate the Merger Agreement if, at the time of the approval of the Company’s stockholders, approval of Strive’s stockholders has not been obtained, (vi) the right of Strive to terminate the Merger Agreement, at any time prior to Strive obtaining stockholder approval, if Strive’s board authorizes it to, and Strive does, enter into a definitive written agreement providing for a Parent Superior Proposal (as defined in the Merger Agreement) (a “Parent Superior Proposal Termination”), (vii) the right of Strive to terminate the Merger Agreement, at any time prior to the Company obtaining stockholder approval, upon the occurrence of a Company Adverse Recommendation Change (as defined in the Merger Agreement), (viii) the right of the Company to terminate the Merger Agreement, at any time prior to the Company obtaining stockholder approval, if the Company’s board authorizes it to, and the Company does, enter into a definitive written agreement providing for a Company Superior Proposal (as defined in the Merger Agreement) (a “Company Superior Proposal Termination”), (ix) the right of the Company to terminate the Merger Agreement, at any time prior to Strive obtaining stockholder approval, upon the occurrence of a Parent Adverse Recommendation Change (as defined in the Merger Agreement), and (x) the right of either the Company or Strive to terminate the Merger Agreement due to a breach by the other party of any of its representations, warranties or covenants which would result in the closing conditions not being satisfied, subject to certain conditions. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, (i) the Company may be obligated to pay Strive a termination fee of $10 million, including (a) upon termination by the Company pursuant to a Company Superior Proposal Termination, (b) upon termination by Strive pursuant to a Company Adverse Recommendation Change, and (c) prior to Company stockholder approval being obtained, the Merger Agreement is terminated for certain reasons by either Strive or the Company if a Company Acquisition Proposal (as defined in the Merger Agreement) shall have been publicly announced or otherwise been communicated to the Company’s board after the date of the Merger Agreement and prior to the Company stockholder meeting or the date of termination, as applicable, and within 12 months after such termination the Company enters into a definitive agreement with respect to, or consummates, a Company Acquisition Proposal, and (ii) Strive may be obligated to pay the Company a termination fee of $10 million, including (a) upon termination by Strive if pursuant to a Parent Superior Proposal Termination, (b) upon termination by the Company pursuant to a Parent Adverse Recommendation Change, and (c) prior to Strive stockholder approval being obtained, the Merger Agreement is terminated for certain reasons by either Strive or the Company if a Parent Alternative Proposal (as defined in the Merger Agreement) shall have been publicly announced or otherwise been communicated to Strive’s board after the date of the Merger Agreement and prior to the Company stockholder meeting or the date of termination, as applicable, and within 12 months after such termination Strive enters into a definitive agreement with respect to, or consummates, a Parent Alternative Proposal.

The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.1 hereto and is incorporated herein by reference.

The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The Merger Agreement has been filed to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company, Strive or any other party to the Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Voting and Support Agreement

In connection with the Merger Agreement, on May 6, 2025, Strive and certain stockholders of the Company entered into a Voting and Support Agreement (the “Support Agreement”), pursuant to which, among other things, each such stockholder has agreed, on the terms and subject to the conditions set forth therein, (i) to vote all of their respective voting shares in the Company, collectively constituting approximately 42.7% of the total voting power of the outstanding shares of the Company’s common stock as of the date of the Merger Agreement, in favor of the approval of the Merger Agreement and other transactions contemplated by the Merger Agreement), (ii) to convert their Class A Common Stock into Class B Common Stock (which will be redesignated as New Class A Common Stock), in exchange for a payment of $2.5 million from the Company and (iii) certain other matters in connection with the Merger as contemplated thereby.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Our Discord investment education and entertainment service is designed primarily by and for enthusiastic Generation Z, or Gen Z, retail investors, creators and influencers. Gen Z is commonly considered to be people born between 1997 and 2012. Our investment education and entertainment service focuses on stock, real estate, cryptocurrency, and NFT community learning programs designed for the next generation. While we believe that Gen Z will continue to be our primary market, our Discord server offering features education and entertainment content covering real estate investments, which is expected to appeal strongly to older generations as well. Our combined server user membership was approximately 204,588 as of March 31, 2025.

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

Our revenue depends on the number of paying subscribers to our Discord servers. During the three months ended March 31, 2025 and 2024, we received revenue from 1,254 and 438 Asset Entities Discord server paying subscribers, respectively.

Our Historical Performance

As of March 31, 2025, the Company had an accumulated deficit of $13,665,770 and cash and cash equivalents of $4,208,912. During the three months ended March 31, 2025 and 2024, we had a net loss of $1,624,218 and $1,386,904, respectively. To date, the Company has financed its operations primarily through capital raises and sales of its services. In April 2024, the Company filed a Registration Statement on Form S-3 (File No. 333-278707), which was declared effective by the SEC on April 26, 2024, for potential offerings of up to $100,000,000 in aggregate (the “Shelf Registration Statement”), subject to the requirement that in no event may we sell shares having a value exceeding more than one-third of our public float in any 12-month period under the Shelf Registration Statement so long as our public float remains below $75,000,000. In May 2024, the Company completed the first of a two-part private placement of its Series A Preferred Stock for gross proceeds of $1.5 million, and in July 2024, the Company completed the second part of the private placement for an additional $1.5 million in gross proceeds. In September 2024, the Company entered into a Sales Agreement, dated as of September 27, 2024 (the “ATM Sales Agreement”), between the Company and A.G.P./Alliance Global Partners (the “Sales Agent”), and filed a prospectus supplement to the Shelf Registration Statement for an “at the market offering” of shares of Class B Common Stock (the “ATM Financing”) for gross proceeds of up to $1,791,704. As of March 31, 2025, the Company had filed additional prospectus supplements to the Shelf Registration Statement to increase the maximum gross proceeds to $5,489,399. Since the commencement of the ATM Financing, a total of 5,417,700 shares has been sold, for net proceeds to the Company of $4,830,647.56, after paying $329,362 in compensation to the Sales Agent and the same amount to Boustead Securities, LLC (“Boustead”) under the Boustead ATM Waiver (as defined in “—Liquidity and Capital Resources – ATM Financing – Waivers and Consents to ATM Financing”). The Company has received confirmation from the investor in its Series A Preferred Stock that it will invest up to an additional $3 million upon request by the Company. Based on the Company’s existing cash resources and the cash expected to be received from the ATM Financing and other planned financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through March 31, 2026 and for at least 12 months beyond that period. For further discussion, see Item 7. “—Liquidity and Capital Resources”.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering; (ii) the last day of the first fiscal year in which our total annual gross revenues are $1,235,000,000 or more; (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Recent Developments

Agreement and Plan of Merger

On May 6, 2025, the “Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alpha Merger Sub, LLC, an Ohio limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), Strive Enterprises, Inc., an Ohio corporation (“Strive”), and Strive Asset Management, LLC, an Ohio limited liability company and a wholly owned subsidiary of Strive (“Asset Management”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Asset Management (the “Merger”), with Asset Management continuing as a wholly owned subsidiary of the Company and the surviving company of the Merger.

The board of directors of the Company unanimously adopted and approved the Merger Agreement and the transactions contemplated thereby, and, subject to the terms and conditions of the Merger Agreement, resolved to recommend that the Company’s stockholders approve the Merger Agreement and the transactions contemplated thereby.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each then-outstanding unit or membership interest of Asset Management will be converted into the right to receive a number of shares of the Company Consideration Stock equal to the Exchange Ratio (the “Merger Consideration”). The “Company Consideration Stock” shall be the current Class A Common Stock, redesignated as class B common stock, $0.0001 par value per share, of the Company (the “New Class B Common Stock”), pursuant to amended and restated articles of incorporation of the Company to be adopted and approved in accordance with the Merger Agreement (the “A&R Articles of Incorporation”). The “Exchange Ratio” shall be calculated so that Strive shall receive, in respect of such units or membership interests of Asset Management, a number (rounded up to the nearest whole number) of shares of Company Consideration Stock equal to the aggregate number of shares of Company Consideration Stock that would need to be issued to Strive to result in Strive holding 94.2% of the then outstanding common stock of the Company after giving effect to the Merger on a fully-diluted basis (subject to certain adjustments).

The closing of the Merger (the “Merger Closing”) is subject to the satisfaction or, to the extent permitted by law, the waiver of certain conditions including, among other things, (i) the required approvals by the Company’s and Strive’s stockholders, (ii) the Company’s current holders of shares of Class A Common Stock having converted all shares of Class A Common Stock into current Class B Common Stock, (iii) the effectiveness of the A&R Articles of Incorporation, (iv) the Form S-4 (as defined below) having become effective in accordance with the provisions of the Securities Act, and not being subject to any stop order or proceeding seeking a stop order or having been withdrawn, (v) no law or order preventing the Merger and the other transactions contemplated by the Merger Agreement (or, with respect to Strive’s obligations to consummate the Merger Closing, imposing a Burdensome Condition (as defined in the Merger Agreement)), (vi) the approval for listing on The Nasdaq Stock Market LLC (“Nasdaq”) of the class A common stock, $0.0001 par value per share, of the Company (the “New Class A Common Stock”), which is the current Class B Common Stock redesignated pursuant to the A&R Articles of Incorporation, (vii) the Pre-Closing Reorganization (as defined in the Merger Agreement) having been consummated, (viii) Strive having received a tax opinion that the transfer (or deemed transfer) of assets from Strive to the Company in exchange for Company stock (and the deemed assumption of liabilities) pursuant to the Merger will qualify as a transaction described in Section 351(a) of the Internal Revenue Code, (ix) no share of Company capital stock being entitled to dissenters’ rights, and (x) other customary closing conditions.

The Merger Agreement contains representations, warranties and covenants made by the Company and Strive, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and Strive, indemnification of directors and officers, and the Company’s and Strive’s conduct of their respective businesses between the date of signing the Merger Agreement and the date of the Merger Closing.

In connection with the Merger, the Company will prepare and file with the SEC a registration statement on Form S-4 registering the New Class A Common Stock to be issued to the Company’s stockholders in the Merger (the “Form S-4”), and a proxy statement with respect to the meeting of the Company’s stockholders.

The Merger Agreement contains certain termination rights, including, among others, (i) the mutual written consent of the parties, (ii) the right of either the Company or Strive to terminate the Merger Agreement if the Merger shall not have been consummated by November 6, 2025 (the “End Date”), (iii) the right of either the Company or Strive to terminate the Merger Agreement if any applicable law is adopted or a court of competent jurisdiction or other governmental authority issues an order, decree or ruling prohibiting, rendering illegal or permanently enjoining the Merger and the other transactions contemplated by the Merger Agreement and, in the case of an order, decree or ruling, such order, decree or ruling shall have become final and nonappealable, (iv) the right of either the Company or Strive to terminate the Merger Agreement if approval of the Company’s stockholders is not obtained at the Company stockholder meeting, (v) the right of either the Company or Strive to terminate the Merger Agreement if, at the time of the approval of the Company’s stockholders, approval of Strive’s stockholders has not been obtained, (vi) the right of Strive to terminate the Merger Agreement, at any time prior to Strive obtaining stockholder approval, if Strive’s board authorizes it to, and Strive does, enter into a definitive written agreement providing for a Parent Superior Proposal (as defined in the Merger Agreement) (a “Parent Superior Proposal Termination”), (vii) the right of Strive to terminate the Merger Agreement, at any time prior to the Company obtaining stockholder approval, upon the occurrence of a Company Adverse Recommendation Change (as defined in the Merger Agreement), (viii) the right of the Company to terminate the Merger Agreement, at any time prior to the Company obtaining stockholder approval, if the Company’s board authorizes it to, and the Company does, enter into a definitive written agreement providing for a Company Superior Proposal (as defined in the Merger Agreement) (a “Company Superior Proposal Termination”), (ix) the right of the Company to terminate the Merger Agreement, at any time prior to Strive obtaining stockholder approval, upon the occurrence of a Parent Adverse Recommendation Change (as defined in the Merger Agreement), and (x) the right of either the Company or Strive to terminate the Merger Agreement due to a breach by the other party of any of its representations, warranties or covenants which would result in the closing conditions not being satisfied, subject to certain conditions. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, (i) the Company may be obligated to pay Strive a termination fee of $10 million, including (a) upon termination by the Company pursuant to a Company Superior Proposal Termination, (b) upon termination by Strive pursuant to a Company Adverse Recommendation Change, and (c) prior to Company stockholder approval being obtained, the Merger Agreement is terminated for certain reasons by either Strive or the Company if a Company Acquisition Proposal (as defined in the Merger Agreement) shall have been publicly announced or otherwise been communicated to the Company’s board after the date of the Merger Agreement and prior to the Company stockholder meeting or the date of termination, as applicable, and within 12 months after such termination the Company enters into a definitive agreement with respect to, or consummates, a Company Acquisition Proposal, and (ii) Strive may be obligated to pay the Company a termination fee of $10 million, including (a) upon termination by Strive if pursuant to a Parent Superior Proposal Termination, (b) upon termination by the Company pursuant to a Parent Adverse Recommendation Change, and (c) prior to Strive stockholder approval being obtained, the Merger Agreement is terminated for certain reasons by either Strive or the Company if a Parent Alternative Proposal (as defined in the Merger Agreement) shall have been publicly announced or otherwise been communicated to Strive’s board after the date of the Merger Agreement and prior to the Company stockholder meeting or the date of termination, as applicable, and within 12 months after such termination Strive enters into a definitive agreement with respect to, or consummates, a Parent Alternative Proposal.

The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.1 hereto and is incorporated herein by reference.

The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The Merger Agreement has been filed to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company, Strive or any other party to the Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Voting and Support Agreement

In connection with the Merger Agreement, on May 6, 2025, Strive and certain stockholders of the Company entered into a Voting and Support Agreement (the “Support Agreement”), pursuant to which, among other things, each such stockholder has agreed, on the terms and subject to the conditions set forth therein, (i) to vote all of their respective voting shares in the Company, collectively constituting approximately 42.7% of the total voting power of the outstanding shares of the Company’s common stock as of the date of the Merger Agreement, in favor of the approval of the Merger Agreement and other transactions contemplated by the Merger Agreement), (ii) to convert their Class A Common Stock into Class B Common Stock (which will be redesignated as New Class A Common Stock), in exchange for a payment of $2.5 million from the Company and (iii) certain other matters in connection with the Merger as contemplated thereby.

The foregoing description of the Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Support Agreement, a copy of which is filed as Exhibit 10.8 hereto and is incorporated herein by reference.

Executive Compensation

On April 28, 2025, the Compensation Committee (the “Compensation Committee”) of the board of directors of the Company approved annual cash bonuses for 2025 for the Company’s principal executive officer, principal financial officer and named executive officers, among others. Arshia Sarkhani, the Company’s Chief Executive Officer and President, Matthew Krueger, the Company’s Chief Financial Officer, Secretary and Treasurer, and Michael Gaubert, the Company’s Executive Chairman, each received a cash bonus of $75,000. Kyle Fairbanks, the Company’s Executive Vice-Chairman and Chief Marketing Officer, received a cash bonus of $25,000. Each of the foregoing officers is eligible to receive an annual cash bonus as determined by the Company’s board or the Compensation Committee pursuant to their respective employment agreement or consulting agreement.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

	Three Months Ended
Operations Data	March 31, 2025	March 31, 2024
Revenue	$170,749	$124,841

Operating expenses
Contract labor	146,515	127,139
General and administrative	946,199	522,039
Management compensation	735,131	862,567
Total operating expenses	1,827,845	1,511,745

Loss from operations	(1,657,096)	(1,386,904)

Other income (expense)
Interest income	34,042	-
Interest expense	(1,164)	-
Total other income	32,878	-

Net loss	(1,624,218)	(1,386,904)

Revenue. Our revenue increased 36.8% to approximately $0.17 million for the three months ended March 31, 2025 from approximately $0.12 million for the three months ended March 31, 2024. This increase was primarily due to the increased number of our Discord server paying subscribers for the three months ended March 31, 2025, including subscribers to the Pure Profits Discord server that the Company acquired in June 2024, compared to such number for the three months ended March 31, 2024. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 20.9% to approximately $1.83 million for the three months ended March 31, 2025 from approximately $1.51 million for the three months ended March 31, 2024. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings, compared to such costs for the three months ended March 31, 2024.

Loss From Operations. Our loss from operations increased 19.5% to approximately $1.66 million for the three months ended March 31, 2025 from approximately $1.39 million for the three months ended March 31, 2024. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings, compared to such costs for the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, the Company had an accumulated deficit of $13,665,770 and cash and cash equivalents of $4,208,912. During the three months ended March 31, 2025 and 2024, the Company had a net loss of $1,624,218 and $1,386,904, respectively. To date, the Company has financed its operations primarily through capital raises and sales of its services. Based on the Company’s existing cash resources, the cash expected to be received from planned financings, and increased revenues expected to be generated from expanded operations due to prior asset acquisitions, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through March 31, 2026 and for at least 12 months beyond that period.

As indicated above, we may require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the periods presented:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(1,570,582)	$(1,042,635)
Net cash provided by (used in) investing activities	-	(11,902)
Net cash provided by (used in) financing activities	3,118,870	-
Net change in cash and cash equivalents	1,548,288	(1,054,537)
Cash and cash equivalents at beginning of period	2,660,624	2,924,323
Cash and cash equivalents at end of period	$4,208,912	$1,869,786

Net cash used in operating activities was approximately $1.57 million for the three months ended March 31, 2025, as compared to net cash used in operating activities of approximately $1.04 million for the three months ended March 31, 2024. This increase was primarily due to an increase in net loss of approximately $0.24 million, a decrease in stock-based compensation of approximately $0.07 million, and a decrease in prepaid expenses of approximately $0.12 million.

Net cash used in investing activities was $0 for the three months ended March 31, 2025, as compared to $0.01 million for the three months ended March 31, 2024. This change was primarily due to the non-recurrence of the purchase of property and equipment during the three months ended March 31, 2025.

Net cash provided by financing activities was approximately $3.12 million for the three months ended March 31, 2025, as compared to $0 for the three months ended March 31, 2024. This change was primarily due to the proceeds from the issuance of Class B Common Stock during the three months ended March 31, 2025 and the non-occurrence of proceeds from financing activities during the three months ended March 31, 2024.

Executive Employment and Consulting Agreements

On March 27, 2025, the Company entered into a letter agreement between the Company and Arshia Sarkhani, the Company’s Chief Executive Officer and President, dated as of March 27, 2025 (the “New Arshia Sarkhani Agreement”). Under the New Arshia Sarkhani Agreement, Mr. Sarkhani will remain employed by the Company for a term that will begin on April 1, 2025 and will end on April 1, 2027 unless terminated earlier in accordance with its terms or extended by mutual written agreement. For the period beginning on the day following the date of the termination of the Company’s previous letter agreement, dated as of April 21, 2022, between the Company and Mr. Sarkhani (the “Prior Arshia Sarkhani Employment Agreement”), and ending on April 1, 2027, the Company will pay Mr. Sarkhani an annual salary of $240,000. Pursuant to the New Arshia Sarkhani Agreement, the Company will also pay Mr. Sarkhani an immediate cash bonus of $25,000. Mr. Sarkhani will also be eligible to receive an annual cash bonus as determined by the Company’s board of directors or the Compensation Committee.  Subject to the approval by the Company’s stockholders of an amendment to the Asset Entities Inc. 2022 Equity Incentive Plan (the “Plan”) to increase the number of shares of the Class B Common Stock available for grant under the Plan, and further subject to the approval of the board or the Compensation Committee, Mr. Sarkhani will be granted an award of shares of Class B Common Stock under the Plan in an amount to be determined by the board or the Compensation Committee pursuant to a restricted stock award agreement (the “Sarkhani Award Agreement”). The shares will vest equally over two years on each anniversary of the Sarkhani Award Agreement subject to Mr. Sarkhani’s continuous service. Upon a change of control of the Company, all of the shares will vest immediately. The Sarkhani Award Agreement will also contain non-competition and non-solicitation provisions. Under the New Arshia Sarkhani Agreement, Mr. Sarkhani will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The New Arshia Sarkhani Agreement also contains certain confidentiality provisions. The Company may terminate Mr. Sarkhani for “cause” as defined in the New Arshia Sarkhani Agreement. If the Company terminates Mr. Sarkhani without cause, the Company will be required to pay Mr. Sarkhani a separation fee of $240,000.

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

The Company has received confirmation from Ionic that it will invest up to an additional $3 million upon request by the Company. Any such investment will be subject to the negotiation and entry into additional or amended definitive agreements.

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

If a conversion of Series A Preferred Stock would have resulted in the issuance of an amount of shares of Class B Common Stock exceeding 19.99% of the Company’s common stock outstanding as of the date of the signing of the related binding agreement, which number of shares would be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by the Series A Certificate of Designation under applicable rules of Nasdaq, including Nasdaq Listing Rule 5635(d) (such amount, the “Exchange Limitation”), the Conversion Price would have been required to be at least equal to the price (the “Minimum Price”) that would be the lower of the last closing price of the stock immediately preceding the signing of the related binding agreement and the average closing price for the five Trading Days (as defined below) immediately preceding the signing of the related binding agreement, before the effectiveness of the approval of such number of the holders of the outstanding shares of the Company’s voting securities as required by the Bylaws of the Company (the “Bylaws”) and the Nevada Revised Statutes (the “NRS”), to ratify and approve all of the transactions contemplated by the Transaction Documents (as defined in the Ionic Purchase Agreement), including the issuance of all of the shares of Series A Preferred Stock and shares of Class B Common Stock upon conversion of the shares of Series A Preferred Stock, all as may be required by the applicable rules and regulations of The Nasdaq Capital Market tier of Nasdaq (or any successor entity) (the “Stockholder Approval”). In the event that the Conversion Price on a Conversion Date (as defined in the Series A Certificate of Designation) would have been less than the applicable Minimum Price or the Floor Price if not for the immediately preceding sentence, then, upon any conversion of shares of Series A Preferred Stock, the Stated Value will automatically be increased by an amount equal to the product obtained by multiplying (A) the higher of (I) the highest price that the Class B Common Stock trades at on the Trading Day immediately preceding the Conversion Date and (II) the applicable Conversion Price and (B) the difference obtained by subtracting (I) the number of shares of Class B Common Stock delivered (or to be delivered) to the holder on the applicable Conversion Date with respect to such conversion of shares of Series A Preferred Stock from (II) the quotient obtained by dividing (x) the Stated Value (plus any accrued but unpaid dividends and other amounts due on such shares) of the Series A Preferred Stock being converted that the holder has elected to be the subject of the applicable conversion, by (y) the applicable Conversion Price.

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

As of March 31, 2025, all 330 shares of Series A Preferred Stock outstanding had been converted into a total of 7,970,848 shares of Class B Common Stock, of which 2,158,882 were held in abeyance pursuant to the Series A Beneficial Ownership Limitation.

Compensation to Boustead Securities, LLC

In connection with each of the First Ionic Closing and the Second Ionic Closing, pursuant to the letter agreement, dated November 29, 2021, between the Company and Boustead (the “Boustead Engagement Letter”) and the Underwriting Agreement, dated as of February 2, 2023, between the Company and Boustead (as representative of the underwriters named therein) (the “Underwriting Agreement”), the Company was required to pay Boustead a fee equal to 7% of the aggregate purchase price and a non-accountable expense allowance equal to 1% of the aggregate purchase price for the Series A Preferred Stock. On the date of the First Ionic Closing, we therefore paid Boustead a total amount of $120,000. In addition, the Company was required to issue a warrant to Boustead for the purchase of 30,800 shares of Class B Common Stock, equal to 7% of the number of shares of Class B Common Stock that may be issued upon conversion of the shares of Series A Preferred Stock sold at the First Ionic Closing at the initial Conversion Price of $3.75 per share (the “May 2024 Boustead Warrant”). On the date of the Second Ionic Closing, we paid Boustead a total amount of $120,000. In addition, on the date of the Second Ionic Closing, the Company was required to issue a warrant to Boustead for the purchase of 30,800 shares of Class B Common Stock, equal to 7% of the number of shares of Class B Common Stock that may be issued upon conversion of the shares of Series A Preferred Stock sold at the Second Ionic Closing at the initial Conversion Price of $3.75 per share (the “July 2024 Boustead Warrant”).

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

ATM Financing

ATM Sales Agreement

On September 27, 2024, the Company entered into the ATM Sales Agreement with the Sales Agent. Under the terms of the ATM Sales Agreement, the Company may, from time to time, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, issue and sell through or to the Sales Agent, up to a maximum aggregate amount of $1,791,704 of shares of the Company’s Class B Common Stock (the “ATM Shares”). The issuance and sale of the ATM Shares to or through the Sales Agent from time to time will be effected pursuant to the Shelf Registration Statement and the prospectus supplement filed by the Company with the SEC on September 30, 2024 relating to the offering of the ATM Shares and the accompanying base prospectus. In November 2024 and January 2025, the Company filed additional prospectus supplements to the Shelf Registration Statement to increase the maximum gross proceeds to $5,489,399.

Pursuant to the ATM Sales Agreement, the Company may issue and sell the ATM Shares from time to time through or to the Sales Agent, acting as sales agent or principal, subject to the terms and conditions of the ATM Sales Agreement. The Company may instruct the Sales Agent to make such sales, and the Sales Agent, as agent, will use its commercially reasonable efforts to sell the ATM Shares within the parameters set forth in the Company’s notice to sell, and subject to the satisfaction of the Company’s obligations as set forth in the ATM Sales Agreement. The Company will designate the parameters within which the ATM Shares must be sold, including at a minimum the number to be sold, the time period during which sales are requested to be made, any limitation on the number of the ATM Shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Company has no obligation to sell, and the Sales Agent is not obligated to buy or sell, any of the ATM Shares under the ATM Sales Agreement and may at any time suspend offers under the ATM Sales Agreement or terminate the ATM Sales Agreement as provided for in the ATM Sales Agreement. The offering of the ATM Shares pursuant to the related prospectus supplements to the Shelf Registration Statement and the accompanying base prospectus will terminate upon the earlier of (i) the sale of the ATM Shares pursuant to such prospectus supplement and accompanying base prospectus having an aggregate sales price of $5,489,399, and (ii) the termination by the Company or the Sales Agent of the ATM Sales Agreement pursuant to its terms.

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

Waivers and Consents to ATM Financing

Under a Waiver and Consent, dated as of September 20, 2024, between the Company and Ionic, as amended and restated by the Amended and Restated Waiver and Consent, dated as of March 20, 2025, between the Company and Ionic (as amended, the “Ionic ATM Waiver”), Ionic waived any prohibition, restriction or adverse adjustment that would otherwise apply to any action of the Company relating to the ATM Financing under the Ionic Purchase Agreement or the Series A Certificate of Designation. Pursuant to the Ionic ATM Waiver, regardless of the terms and conditions of the Ionic Purchase Agreement and the Series A Certificate of Designation, the Company may at any time enter into or consummate any transactions contemplated by any agreement relating to the ATM Financing, the filing of a prospectus supplement to a prospectus contained in an effective registration statement that was filed under the Securities Act relating to the ATM Financing, the announcement of the ATM Financing, the issuance, offer, sale, or grant of any shares of Class B Common Stock relating to the ATM Financing, or the issuance, offer, sale, or grant of any securities in connection with either the provision of goods or services or settlement of any obligations that may otherwise arise with respect to the ATM Financing. In addition, pursuant to the Ionic ATM Waiver, Ionic waived any adjustment to the applicable Conversion Price, which partly determines the number of shares of Class B Common Stock issuable upon conversion of a share of Series A Preferred Stock, that would otherwise occur as a result of the ATM Financing under the terms of the Series A Certificate of Designation.

On September 26, 2024, the Company entered into a Limited Waiver and Consent, dated as of September 26, 2024 (the “Boustead ATM Waiver”), between the Company and Boustead. Pursuant to the Boustead ATM Waiver, Boustead waived any condition on, restriction on, compensation rights, or rights of first refusal that would be applicable under the Boustead Engagement Letter and the Underwriting Agreement in relation to an “at the market offering” (as defined in Rule 415(a)(4) under the Securities Act), of equity securities of up to $5 million (“Boustead-Waived ATM”). Pursuant to the Boustead ATM Waiver, the Company may at any time enter into any agreement relating to a Boustead-Waived ATM, the filing of a prospectus supplement to a prospectus contained in an effective registration statement that was filed under the Securities Act relating to a Boustead-Waived ATM, the announcement of a Boustead-Waived ATM, the issuance, offer, sale, or grant of any shares of the Class B Common Stock relating to a Boustead-Waived ATM, or the issuance, offer, sale, or grant of any securities in connection with either the provision of goods or services or settlement of any obligations that may otherwise arise with respect to a Boustead-Waived ATM. As consideration, the Boustead ATM Waiver provides that the Company will promptly pay Boustead 3.0% of the gross sales price of all shares of Class B Common Stock sold in connection with any Boustead-Waived ATM until the end of the applicability of the provisions of the right of first refusal provisions of the Boustead Engagement Letter.

The Company has determined that the Boustead Engagement Letter was superseded by the Underwriting Agreement with respect to the right of first refusal provisions of the Boustead Engagement Letter. The right of first refusal provisions under the Underwriting Agreement terminated as of February 7, 2025.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included with this Quarterly Report on Form 10-Q, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. We believe our most critical accounting policies and estimates relate to the following:

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. During the three months ended March 31, 2025 and 2024, there were no intangible asset impairment charges.

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

Advertising Expenses

The Company expenses advertising costs as they incurred. Total advertising expenses were $212,070 and $143,915 for the three months ended March 31, 2025 and 2024, respectively, and have been included as part of general and administrative expenses.

Research and Development

Research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.

The Company incurred research and development expenses of $99,364 and $119,009 for the three months ended March 31, 2025 and 2024, respectively, and have been included as part of contract labor.

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

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. Revenue under these agreements is recognized over the related service period. As of March 31, 2025 and December 31, 2024, total contract liabilities were $667 and $369 respectively. Contract liabilities are expected to be recognized as revenue over a period not to exceed twelve (12) months.

Changes in contract liabilities for the three months ended March 31, 2025 and 2024 are as follows:

2025
Balance, January 1	$369
Deferral of revenue	298
Recognition of revenue	-
Balance, March 31	$667

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

As of March 31, 2025, warrants representing 105,490 shares of common stock equivalents were excluded from the computation from diluted net loss per share as the result was anti-dilutive.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of March 31, 2025 and December 31, 2024, the Company did not have any commitments and contingencies.

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

Our CEO assesses performance and decides how to allocate resources primarily based on net income, which is reported on our Statements of Operations. Total assets on the Balance Sheets represent our segment assets.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03 final standard on Income Statement: Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance will be effective for us on January 1, 2027.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended March 31, 2025 but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended March 31, 2025.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger among Asset Entities Inc., Alpha Merger Sub, LLC, Strive Enterprises, Inc., and Strive Asset Management, LLC, dated as of May 6, 2025* (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 7, 2025)
3.1	Articles of Incorporation of Asset Entities Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 2, 2022)
3.2	Certificate of Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on May 24, 2024 (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed on June 7, 2024)
3.3	Certificate of Amendment to Designation of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on June 14, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 20, 2024)
3.4	Certificate of Change of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on June 27, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 28, 2024)
3.5	Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada at 9:58 AM Pacific Daylight Time on September 4, 2024 (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed on October 31, 2024)
3.6	Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada at 11:38 AM Pacific Daylight Time on September 4, 2024 (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-1 filed on October 31, 2024)
3.7	Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on January 22, 2025 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 22, 2025)
3.8	Bylaws of Asset Entities Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 2, 2022)
10.1	Letter Agreement between Asset Entities Inc. and Arshia Sarkhani, dated as of March 27, 2025 (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed on March 31, 2025)
10.2	Letter Agreement between Asset Entities Inc. and Matthew Krueger, dated as of March 27, 2025 (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed on March 31, 2025)
10.3	Letter Agreement between Asset Entities Inc. and Kyle Fairbanks, dated as of March 27, 2025 (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K filed on March 31, 2025)
10.4	Letter Agreement between Asset Entities Inc. and Arman Sarkhani, dated as of March 27, 2025 (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed on March 31, 2025)
10.5	Letter Agreement between Asset Entities Inc. and Jackson Fairbanks, dated as of March 27, 2025 (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K filed on March 31, 2025)
10.6	Consulting Letter Agreement between Asset Entities Inc. and Michael Gaubert, dated as of March 27, 2025 (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K filed on March 31, 2025)
10.7	Amended and Restated Waiver and Consent, dated as of March 20, 2025, between Asset Entities Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 20, 2025)
10.8	Voting and Support Agreement by and among Strive Enterprises, Inc. and certain stockholders of Asset Entities Inc., dated as of May 6, 2025* (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 7, 2025)
31.1**	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2025	ASSET ENTITIES INC.

/s/ Arshia Sarkhani
	Name:	Arshia Sarkhani
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Matthew Krueger
	Name:	Matthew Krueger
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)