Form 10-Q
period 2025-06-30
Asset Entities Inc.
filed 2025-08-05
CIK 1920406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of August 1, 2025, there were a total of 1,000,000 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding, and 15,624,395 shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

ASSET ENTITIES INC.

Quarterly Report on Form 10-Q

 Period Ended June 30, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ASSET ENTITIES INC.

UNAUDITED FINANCIAL STATEMENTS

ASSET ENTITIES INC.

Balance Sheets

	As of	As of
	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,518,441	$2,660,624
Prepaid expenses	225,742	37,228
Total Current Assets	2,744,183	2,697,852

Non-Current Assets
Property and equipment, net	8,758	10,114
Intangible asset	509,500	509,500
Total Non-Current Assets	518,258	519,614
TOTAL ASSETS	$3,262,441	$3,217,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$578,000	$430,526
Contract liabilities	447	369
Total Current Liabilities	578,447	430,895

TOTAL LIABILITIES	578,447	430,895

Commitments and contingencies

Stockholders’ Equity
Preferred Stock; $0.0001 par value, 50,000,000 authorized
Series A Convertible Preferred Stock; $0.0001 par value, $10,000 stated value, 660 designated 0 and 100 shares issued and outstanding, respectively	-	-
Common Stock; $0.0001 par value, 40,000,000 authorized
Class A Common Stock; $0.0001 par value, 2,000,000 authorized 1,000,000 shares issued and outstanding	100	100
Class B Common Stock; $0.0001 par value, 38,000,000 authorized 15,624,395 and 9,060,965 shares issued, respectively	1,562	906
Additional paid in capital	19,012,713	14,791,922
Accumulated deficit	(16,330,381)	(12,006,357)
TOTAL STOCKHOLDERS’ EQUITY	2,683,994	2,786,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,262,441	$3,217,466

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$173,259	$92,966	$344,008	$217,807

Operating expenses
Contract labor	131,701	121,730	278,216	248,869
General and administrative	936,205	754,963	1,882,404	1,277,002
Management compensation	1,797,663	942,810	2,532,794	1,805,377
Total operating expenses	2,865,569	1,819,503	4,693,414	3,331,248

Loss from operations	(2,692,310)	(1,726,537)	(4,349,406)	(3,113,441)

Other income (expense)
Interest income	28,841	-	62,883	-
Interest expense	(1,142)	-	(2,306)	-
Total other income	27,699	-	60,577	-

Loss before income tax	(2,664,611)	(1,726,537)	(4,288,829)	(3,113,441)
Income taxes credit	-	-	-	-
Net loss	$(2,664,611)	$(1,726,537)	$(4,288,829)	$(3,113,441)

Dividend on Series A Preferred Stock	-	-	(35,195)	-
Net loss attributable to common stockholders	$(2,664,611)	$(1,726,537)	$(4,324,024)	$(3,113,441)

Loss per share of common stock - basic and diluted	$(0.17)	$(0.58)	$(0.30)	$(1.07)
Weighted average number of shares of common stock outstanding - basic and diluted	15,591,759	2,960,126	14,380,325	2,897,504

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

Statement of Stockholders’ Equity

For the six months ended June 30, 2025 and 2024

(Unaudited)

	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2024	100	$-	1,000,000	$100	9,060,965	$906	$14,791,922	$(12,006,357)	$2,786,571

Conversion from Series A Convertible Preferred stock to Class B common stock	(100)	-	-	-	1,518,654	152	35,043	-	35,195
Class B common stock for cash	-	-	-	-	2,833,543	283	3,118,587	-	3,118,870
Stock based compensation	-	-	-	-	-	-	252,522	-	252,522
Dividend declared - Series A Convertible Preferred stock	-	-	-	-	-	-	-	(35,195)	(35,195)
Net loss	-	-	-	-	-	-	-	(1,624,218)	(1,624,218)
Balance - March 31, 2025	-	$-	1,000,000	$100	13,413,162	$1,341	$18,198,074	$(13,665,770)	$4,533,745

Conversion from Series A Convertible Preferred stock to Class B common stock	-	-	-	-	2,158,882	216	(216)	-	-
Class B Common stock issued for cashless exercise of warrants	-	-	-	-	52,351	5	(5)	-	-
Stock based compensation	-	-	-	-	-	-	814,860	-	814,860
Net loss	-	-	-	-	-	-	-	(2,664,611)	(2,664,611)
Balance - June 30, 2025	-	$-	1,000,000	$100	15,624,395	$1,562	$19,012,713	$(16,330,381)	$2,683,994

ASSET ENTITIES INC.

Statement of Stockholders’ Equity

For the six months ended June 30, 2025 and 2024

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

ASSET ENTITIES INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,288,829)	$(3,113,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,067,382	739,309
Depreciation and amortization	1,356	2,341
Changes in operating assets and liabilities:
Prepaid expenses	(188,514)	(145,569)
Accounts payable and accrued liabilities	147,474	197,011
Contract liabilities	78	(1,759)
Net cash used in operating activities	(3,261,053)	(2,322,108)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(14,761)
Purchase of intangible asset	-	(200,000)
Net cash used in investing activities	-	(214,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Series A Convertible Preferred stock issued	-	1,345,000
Class B common stock subscription proceeds received, net	-	194,434
Proceeds from Class B common stock issued, net	3,118,870	-
Net cash provided by financing activities	3,118,870	1,539,434

Net change in cash and cash equivalents	(142,183)	(997,435)
Cash and cash equivalents at beginning of period	2,660,624	2,924,323
Cash and cash equivalents at end of period	$2,518,441	$1,926,888

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion from Class A to Class B common stock	$-	$17
Conversion from Series A Convertible Preferred stock to Class B common stock	$35,195	-
Class B Common stock issued for purchase of intangible asset	$-	$9,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASSET ENTITIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2025

(Unaudited)

Note 1. Organization, Description of Business and Liquidity

Organization

Asset Entities Inc. (“Asset Entities”, “we”, “us”, “our” or the “Company”), began operations as a general partnership in August 2020 and formed Assets Entities Limited Liability Company in the state of California on October 20, 2020. The financial statements reflect the operations of the Company from inception of the general partnership. On March 15, 2022, the Company filed Articles of Merger to register and incorporate with the state of Nevada and changed the company name to Asset Entities Inc.

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $16,330,381 at June 30, 2025 and a net loss of $4,288,829, during the six months ended June 30, 2025.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”). The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2024, contained in the Company’s Form 10-K filed on March 31, 2025.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had cash equivalents of $2.3 million and $1.7 million, respectively, as of June 30, 2025 and December 31, 2024.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2025, was approximately $2.0 million. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

The Company did not have any Building, Machinery and Equipment, and Vehicle as of June 30, 2025.

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

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. During the six months ended June 30, 2025 and 2024, there were no intangible asset impairment charges.

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

The Company’s financial instruments, including cash, accounts receivable, prepaid expense, deferred offering costs and contract liabilities, other current liabilities are carried at historical cost. As of June 30, 2025 and December 31, 2024, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Advertising Expenses

The Company expenses advertising costs as they incurred. Total advertising expenses were $412,445 and $284,886 for the six months ended June 30, 2025 and 2024, respectively, and have been included as part of general and administrative expenses.

Research and Development

Research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.

The Company incurred research and development expenses of $182,484 and $238,739 for the six months ended June 30, 2025 and 2024, respectively, and have been included as part of contract labor.

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

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. Revenue under these agreements is recognized over the related service period. As of June 30, 2025 and December 31, 2024, total contract liabilities were $447 and $369 respectively. Contract liabilities are expected to be recognized as revenue over a period not to exceed twelve (12) months.

Changes in contract liabilities for the six months ended June 30, 2025, are as follows:

2025
Balance, January 1	$369
Deferral of revenue	298
Recognition of revenue	(220)
Balance, June 30	$447

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

As of June 30, 2025, warrants representing 31,500 shares of common stock equivalents were excluded from the computation from diluted net loss per share as the result was anti-dilutive.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions and balances. There were no related party transactions except management fees. During the six months ended June 30, 2025 and 2024, the Company paid management fees to its controlling members totaling $2,532,794 and $1,805,377, respectively.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of June 30, 2025 and December 31, 2024, the Company did not have any commitments and contingencies.

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. The CODM uses operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating margin, the allocation of budget between operating expenses and the management and forecasting of cash to ensure enough capital is available. Accordingly, we determined we operate in a single reporting segment.

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

Note 3. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2025	2024
Office equipment	$13,559	$13,559
Accumulated depreciation	(4,801)	(3,445)
	$8,758	$10,114

During the six months ended June 30, 2025 and 2024, the Company recorded depreciation of $1,356 and $2,341, respectively.

Note 4. Intangible Assets

Intangible assets consist of the following:

	June 30,	December 31,
	2025	2024
Purchased software	$100,000	$100,000
Discord server	249,500	249,500
Right of literary work entitled	160,000	160,000
Less: Impairment	-	-
	$509,500	$509,500

On November 10, 2023, the Company entered into an asset purchase agreement. Under this agreement, the Company agreed to purchase all of the right, title, and interest in and to substantially all of the assets and properties of the sellers, including those used in connection with their business of Discord development, social media, online community management, marketing, and business-to-business software-as-a-service that offers sales, service, marketing, and analytics for the payment of $100,000 in cash (“Purchased Software”). The Company determined the Purchased Software has indefinite useful life.

On June 21, 2024, the Company entered into an asset purchase agreement. Under this agreement, the Company agreed to purchase all of the right, title, and interest in and to substantially all of the assets and properties owned by the seller and used in connection with its business of Discord development, social media, online community management, marketing, and analytics for the payment of $200,000 in cash and the issuance of 25,000 shares of Class B Common Stock valued at $9,500 (the “June 2024 Discord Server”). The Company determined the June 2024 Discord Server has indefinite useful life.

On November 15, 2024, the Company entered into an asset purchase agreement. Under this agreement, the Company agreed to purchase all of the right, title, and interest in and to the assets, properties and rights owned by the sellers and used in connection with its business of Discord development, social media, online community management, marketing, and analytics for the payment of $40,000 in cash, the issuance of 20,000 shares of Class B Common Stock (the “November 2024 Discord Server”), certain consulting arrangements, and a certain potential quarterly performance bonus. The Company determined the November 2024 Discord Server has indefinite useful life.

On November 25, 2024, the Company entered into a Purchase Agreement (the “One Step Closer Agreement”) with Jeff Blue (“Owner”) regarding the literary work entitled “One Step Closer: From Xero to #1: Becoming Linkin Park” (the “Work”). Under the terms of the One Step Closer Agreement, the Company has acquired a 50% ownership interest in the film, TV, streaming, and other media adaptation rights to the Work. The Agreement stipulates several conditions precedent, including approval of the chain-of-title to the Work by the Company, and receipt of necessary tax forms and other documents for payment processing. In consideration of the rights granted, the Company paid $160,000. The Company determined the Work has indefinite useful life.

Note 5. Stockholders’ Equity

Authorized Capital Stock

The Company has authorized 40,000,000 shares of common stock, consisting of 2,000,000 shares of Class A Common Stock and 38,000,000 shares of Class B Common Stock.

Preferred Stock

The Company shall have the authority to issue the shares of Preferred stock, $0.0001 par value per share (“Preferred Stock”) in one or more series with such rights, preferences and designations as determined by the Board of Directors of the Company.

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

During the six months ended June 30, 2025, 100 shares of Series A Convertible Preferred Stock valued at $1,035,195 including dividend of $35,195 converted into 2,539,109 shares of Class B Stock.

The Company had 0 and 100 shares of Series A Convertible Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

Class A Common Stock

Each share of Class A Common Stock entitles the holder to ten (10) votes, in person or proxy, on any matter on which an action of the stockholders of the Company is sought and is convertible by the holder into one (1) share of Class B Common Stock.

The Company had 1,000,000 shares of Class A Common Stock issued and outstanding as of June 30, 2025 and December 31, 2024.

Class B Common Stock

Each share of Class B Common Stock entitles the holder to one (1) vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

The Company had 15,624,395 and 9,060,965 shares of Class B Common Stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

Fiscal year 2025

During the six months ended June 30, 2025, the Company issued 6,563,430 shares of Class B common stock as follows:

●	2,833,543 shares issued for cash pursuant to a sales agreement;

●	3,677,536 shares issued, including 1,138,427 shares that relate to conversion of Series A Convertible Preferred Stock in 2024; and

●	52,351 shares issued for cashless exercise of warrants.

Sales Agreement of Class B Common Stock

On September 27, 2024, the Company entered into a Sales Agreement between the Company and A.G.P./Alliance Global Partners (the “Sales Agent”). Pursuant to the prospectus supplement and accompanying base prospectus relating to the offering of the Shares (as defined below), and under terms of the Sales Agreement and the prospectus supplement and the accompanying base prospectus, filed on September 27, 2024, the Company may, from time to time, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), issue and sell through or to the Sales Agent, up to a maximum aggregate amount of $1,791,704 of shares of the Company’s Class B Common Stock, $0.0001 par value per share (the “Shares”). In November 2024 and January 2025, the Company filed additional prospectus supplements to the base prospectus to increase the maximum gross proceeds to $5,489,399, as of June 30, 2025.

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

The RSA shares issued to directors vest quarterly for one year from the date of grantee’s appointment as a director. The RSA shares issued to officers vest annually over three years from the grant date. RSA shares are measured at fair market value on the date of grant and stock-based compensation expense is recognized as the shares vest with a corresponding offset credited to additional paid-in-capital. For the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense of $1,067,382 and $739,309, respectively. For the six months ended June 30, 2025, the Company accelerated the vesting of remaining all RSAs and RSAs were fully vested.

Warrant

A summary of activity during the six months ended June 30, 2025, follows:

		Weighted	Weighted
	Number of shares	Average Exercise Price	Average Life (years)
Outstanding, December 31, 2024	105,490	$11.71	3.92
Granted	-	-	-
Expired	-	-	-
Exercised	(73,990)	(3.39)	-
Outstanding, June 30, 2025	31,500	$31.25	2.47

All of the outstanding warrants are exercisable as of June 30, 2025. The intrinsic value of the warrants as of June 30, 2025, is $0.

Note 6. Subsequent Events

Management evaluated all events from the date of the balance sheet through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure other than below.

On July 1, 2025, the Company sold the Pure Profits platform to a third party for $140,000.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this Quarterly Report on Form 10-Q only, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company,” “Asset Entities,” and “our company” are to Asset Entities Inc., a Nevada corporation. “Common stock” refers to the Company’s Common Stock, $0.0001 par value per share. “Existing Class A Common Stock” refers to the Company’s Class A Common Stock, $0.0001 par value per share. “Existing Class B Common Stock” refers to the Company’s Class B Common Stock, $0.0001 par value per share. “Preferred stock” refers to the Company’s Preferred Stock, $0.0001 par value per share. “Series A Preferred Stock” refers to the Company’s Series A Convertible Preferred Stock, $0.0001 par value per share.

Reverse Stock Split

Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q have been adjusted to give effect to the one-for-five (1-for-5) reverse stock split of each of the Company’s authorized and issued and outstanding Existing Class A Common Stock and the Company’s authorized and issued and outstanding Existing Class B Common Stock, which became effective as of 5:00 p.m. Eastern Daylight Time on July 1, 2024 (the “Reverse Stock Split”).

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to:

●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the A&R Merger Agreement (as defined in “—Liquidity and Capital Resources – Agreement and Plan of Merger”);

●	the possibility that the proposed transaction under the A&R Merger Agreement does not close when expected or at all because the conditions to closing are not received or satisfied on a timely basis or at all;

●	the outcome of any legal proceedings that may be instituted against Strive (as defined in “—Liquidity and Capital Resources – Agreement and Plan of Merger”) or the Company or the combined company;

●	the possibility that the anticipated benefits of the proposed transaction under the A&R Merger Agreement, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which Strive or the Company operate;

●	the possibility that the integration of Strive or the Company may be more difficult, time-consuming or costly than expected;

●	the possibility that the proposed transaction under the A&R Merger Agreement may be more expensive or take longer to complete than anticipated, including as a result of unexpected factors or events;

●	the diversion of management’s attention from ongoing business operations and opportunities relating to the proposed transaction under the A&R Merger Agreement;

●	potential adverse reactions of Strive’s or the Company’s customers or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction under the A&R Merger Agreement;

●	changes in the Company’s share price before closing under the A&R Merger Agreement;

●	other factors that may affect future results of Strive, the Company or the combined company;

●	the Company’s ability to introduce new products and services;

●	the Company’s ability to obtain additional funding to develop additional services and offerings;

●	the Company’s compliance with obligations under intellectual property licenses with third parties;

●	market acceptance of the Company’s new offerings;

●	competition from existing online offerings or new offerings that may emerge;

●	the Company’s ability to establish or maintain collaborations, licensing or other arrangements;

●	the Company’s ability and third parties’ abilities to protect intellectual property rights;

●	the Company’s ability to adequately support future growth;

●	the Company’s goals and strategies;

●	the Company’s future business development, financial condition and results of operations;

●	expected changes in the Company’s revenue, costs or expenditures;

●	growth of and competition trends in the Company’s industry;

●	the accuracy and completeness of the data underlying the Company’s or third-party sources’ industry and market analyses and projections;

●	the Company’s expectations regarding demand for, and market acceptance of, the Company’s services;

●	the Company’s expectations regarding the Company’s relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	fluctuations in general economic and business conditions in the markets in which the Company operates; and

●	relevant government policies and regulations relating to the Company’s industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Our Discord investment education and entertainment service is designed primarily by and for enthusiastic Generation Z, or Gen Z, retail investors, creators and influencers. Gen Z is commonly considered to be people born between 1997 and 2012. Our investment education and entertainment service focuses on stock, real estate, cryptocurrency, and NFT community learning programs designed for the next generation. While we believe that Gen Z will continue to be our primary market, our Discord server offering features education and entertainment content covering real estate investments, which is expected to appeal strongly to older generations as well. Our combined server user membership was approximately 203,466 as of June 30, 2025.

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

Our revenue depends on the number of paying subscribers to our Discord servers. During the three months ended June 30, 2025 and 2024, we received revenue from 1,163 and 1,238 Asset Entities Discord server paying subscribers, respectively.

Our Historical Performance

As of June 30, 2025, the Company had an accumulated deficit of $16,330,381 and cash and cash equivalents of $2,518,441. During the three months ended June 30, 2025 and 2024, we had a net loss of $2,664,611 and $1,726,537, respectively. To date, the Company has financed its operations primarily through capital raises and sales of its services. In April 2024, the Company filed a Registration Statement on Form S-3 (File No. 333-278707), which was declared effective by the SEC on April 26, 2024, for potential offerings of up to $100,000,000 in aggregate (the “Shelf Registration Statement”), subject to the requirement that in no event may we sell shares having a value exceeding more than one-third of our public float in any 12-month period under the Shelf Registration Statement so long as our public float remains below $75,000,000. In May 2024, the Company completed the first of a two-part private placement of its Series A Preferred Stock for gross proceeds of $1.5 million, and in July 2024, the Company completed the second part of the private placement for an additional $1.5 million in gross proceeds. In September 2024, the Company entered into a Sales Agreement, dated as of September 27, 2024 (the “ATM Sales Agreement”), between the Company and A.G.P./Alliance Global Partners (the “Sales Agent”), and filed a prospectus supplement to the Shelf Registration Statement for an “at the market offering” of shares of Existing Class B Common Stock (the “ATM Financing”) for gross proceeds of up to $1,791,704. As of June 30, 2025, the Company had filed additional prospectus supplements to the Shelf Registration Statement to increase the maximum gross proceeds to $5,489,399. Since the commencement of the ATM Financing and as of June 30, 2025, a total of 5,427,700 shares has been sold, for net proceeds to the Company of $4,830,647.56, after paying $329,362 in compensation to the Sales Agent and the same amount to Boustead Securities, LLC (“Boustead”) under the Boustead ATM Waiver (as defined in “—Liquidity and Capital Resources – ATM Financing – Waivers and Consents to ATM Financing”). The Company has received confirmation from the investor in its Series A Preferred Stock that it will invest up to an additional $3 million upon request by the Company.

In addition, on May 26, 2025, the Company and Strive entered into the May 2025 Private Placement (as defined in “—May 2025 Private Placement”). The Private Placement is expected to close substantially concurrently with the transactions under the A&R Merger Agreement, subject to the satisfaction of conditions precedent to the Company’s and Strive’s obligations to consummate the transactions under the A&R Merger Agreement being satisfied or waived and such transactions being consummated, the Company obtaining stockholder approval for the issuance of the May 2025 Private Placement Securities (as defined in “—May 2025 Private Placement”) as required by the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”), as well as the satisfaction of certain customary closing conditions. The Company expects to receive aggregate gross proceeds from the May 2025 Private Placement of approximately $750.3 million, before deducting placement agent fees and offering expenses. If all of the May 2025 Traditional Warrants are exercised in full for cash, the Company could receive up to an additional approximately $750 million in gross proceeds, for total potential proceeds of approximately $1.5 billion.

Based on the Company’s existing cash resources and the cash expected to be received from the ATM Financing, the May 2025 Private Placement, and other planned financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through June 30, 2026 and for at least 12 months beyond that period. For further discussion, see Item 7. “—Liquidity and Capital Resources”.

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

Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	present three years, instead of two years, of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in the Company’s annual reports;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	comply with certain greenhouse gas emissions disclosure and related third-party assurance requirements;

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

Operations Data	Three Months Ended
	June 30, 2025	June 30, 2024
Revenue	$173,259	$92,966

Operating expenses
Contract labor	131,701	121,730
General and administrative	936,205	754,963
Management compensation	1,797,663	942,810
Total operating expenses	2,865,569	1,819,503

Loss from operations	(2,692,310)	(1,726,537)

Other income (expense)
Interest income	28,841	-
Interest expense	(1,142)	-
Total other income	27,699	-

Net loss	(2,664,611)	(1,726,537)

Revenue. Our revenue increased 86.4% to approximately $0.17 million for the three months ended June 30, 2025 from approximately $0.09 million for the three months ended June 30, 2024. This increase was primarily due to the increased number of our Discord server paying subscribers for the three months ended June 30, 2025, including subscribers to the Pure Profits Discord server that the Company acquired in June 2024, compared to such number for the three months ended June 30, 2024. Due in part to the Company’s sale of the Pure Profits Discord server and related assets in July 2025, there is no assurance that revenues will continue to increase. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 57.5% to approximately $2.9 million for the three months ended June 30, 2025 from approximately $1.8 million for the three months ended June 30, 2024. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings, compared to such costs for the three months ended June 30, 2024.

Loss From Operations. Our loss from operations increased 55.9% to approximately $2.7 million for the three months ended June 30, 2025 from approximately $1.7 million for the three months ended June 30, 2024. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings, compared to such costs for the three months ended June 30, 2024.

Comparison of Six Months Ended June 30, 2025 and 2024

Operations Data	Six Months Ended
	June 30, 2025	June 30, 2024
Revenue	$344,008	$217,807

Operating expenses
Contract labor	278,216	248,869
General and administrative	1,882,404	1,277,002
Management compensation	2,532,794	1,805,377
Total operating expenses	4,693,414	3,331,248

Loss from operations	(4,349,406)	(3,113,441)

Other income (expense)
Interest income	62,883	-
Interest expense	(2,306)	-
Total other income	60,577	-

Net loss	(4,288,829)	(3,113,441)

Revenue. Our revenue increased 57.9% to approximately $0.34 million for the six months ended June 30, 2025 from approximately $0.22 million for the six months ended June 30, 2024. This increase was primarily due to the increased number of our Discord server paying subscribers for the six months ended June 30, 2025, including subscribers to the Pure Profits Discord server that the Company acquired in June 2024, compared to such number for the six months ended June 30, 2024. Due in part to the Company’s sale of the Pure Profits Discord server and related assets in July 2025, there is no assurance that revenues will continue to increase. There was no material difference in the Company’s subscription pricing structure between these periods.

Operating Expenses. Our total operating expenses increased 40.9% to approximately $4.7 million for the six months ended June 30, 2025 from approximately $3.3 million for the six months ended June 30, 2024. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings, compared to such costs for the six months ended June 30, 2024.

Loss From Operations. Our loss from operations increased 39.7% to approximately $4.3 million for the six months ended June 30, 2025 from approximately $3.1 million for the six months ended June 30, 2024. This increase was primarily due to an increase in advertising, marketing, payroll and other administrative expenses and administrative cost of public filings, compared to such costs for the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, the Company had an accumulated deficit of $16,330,381 and cash and cash equivalents of $2,518,441. During the three months ended June 30, 2025 and 2024, we had a net loss of $2,664,611 and $1,726,537, respectively. To date, the Company has financed its operations primarily through capital raises and sales of its services. Based on the Company’s existing cash resources, the cash expected to be received from planned financings, and increased revenues expected to be generated from expanded operations due to prior asset acquisitions, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through June 30, 2026 and for at least 12 months beyond that period.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the periods presented:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$(3,261,053)	$(2,322,108)
Net cash provided by (used in) investing activities	-	(214,761)
Net cash provided by (used in) financing activities	3,118,870	1,539,434
Net change in cash and cash equivalents	(142,183)	(997,435)
Cash and cash equivalents at beginning of period	2,660,624	2,924,323
Cash and cash equivalents at end of period	$2,518,441	$1,926,888

Net cash used in operating activities was approximately $3.3 million for the six months ended June 30, 2025, as compared to net cash used in operating activities of approximately $2.3 million for the six months ended June 30, 2024. This increase was primarily due to an increase in net loss of approximately $1.2 million, offset by an increase in stock-based compensation of approximately $0.3 million.

Net cash used in investing activities was $0 for the six months ended June 30, 2025, as compared to approximately $0.2 million for the six months ended June 30, 2024. This change was primarily due to the non-recurrence of purchases of property, equipment and intangible assets during the six months ended June 30, 2025.

Net cash provided by financing activities was approximately $3.1 million for the six months ended June 30, 2025, as compared to approximately $1.5 million for the six months ended June 30, 2024. This change was primarily due to the proceeds from the issuance of Existing Class B Common Stock during the six months ended June 30, 2025.

Agreement and Plan of Merger

On May 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Alpha Merger Sub, LLC, an Ohio limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), Strive Enterprises, Inc., an Ohio corporation (“Strive”), and Strive Asset Management, LLC, an Ohio limited liability company and a wholly owned subsidiary of Strive (“Asset Management”).

On June 27, 2025, as a result of Strive electing the Restructuring Election (as defined in Section 2.06 of the Original Merger Agreement), the Company entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”) with Alpha Merger Sub, Inc., an Ohio corporation (formerly Alpha Merger Sub, LLC), and Strive, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the A&R Merger Agreement, Merger Sub will merge with and into Strive (the “Merger”), with Strive continuing as a wholly owned subsidiary of the Company and the surviving company of the Merger.

Because Merger Sub will merge with and into Strive under the A&R Merger Agreement (instead of Asset Management, as contemplated under the Original Merger Agreement), stockholders of Strive, rather than Strive itself, will receive the merger consideration. In particular, subject to the terms and conditions of the A&R Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of capital stock of Strive will be converted into the right to receive a number of shares of the Company Consideration Stock equal to the Exchange Ratio plus cash in lieu of fractional shares as specified in the A&R Merger Agreement. The “Company Consideration Stock” shall be the Existing Class A Common Stock redesignated as class B common stock, $0.0001 par value per share, of the Company (“New Class B Common Stock”), pursuant to amended and restated articles of incorporation of the Company to be adopted and approved in accordance with the A&R Merger Agreement (the “A&R Articles of Incorporation”). The Existing Class B Common Stock will also be redesignated as class A common stock, $0.0001 par value per share, of the Company (“New Class A Common Stock”). The “Exchange Ratio” shall be calculated so that each holder of Strive capital stock will receive, in respect of each share of capital stock of Strive, a number of shares of Company Consideration Stock equal to the quotient obtained by dividing (a) the Aggregate Merger Consideration Share Number (as defined in the A&R Merger Agreement) by (b) the aggregate number of shares of Strive common stock issued and outstanding as of immediately prior to the Effective Time (assuming, for purposes of this definition, the conversion of all Strive preferred stock and including shares of Strive common stock subject to restricted stock units that settle in shares of Strive common stock (“Strive RSUs”) that have vested but not settled or restricted stock awards that settle in shares of Strive common stock (“Strive RSAs”) that have vested but not settled).

Each Strive RSU and Strive RSA that is outstanding as of the closing of the Merger shall be assumed by the Company or converted into or substituted for a restricted stock unit that settles in shares of New Class B Common Stock of equivalent value.

Pursuant to the A&R Merger Agreement, the Company, Merger Sub and Strive agreed, among other things, to extend the “End Date”, as defined in Section 11.01(b)(i) of the Original Merger Agreement, to February 6, 2026. This End Date extension was agreed to account for potential process delays out of the ordinary course that are not anticipated. The parties expect the Merger to close by early Fall 2025, which is unchanged from the parties’ original timeline.

The board of directors of the Company unanimously adopted and approved the A&R Merger Agreement and the transactions contemplated thereby, and, subject to the terms and conditions of the A&R Merger Agreement, resolved to recommend that the Company’s stockholders approve the issuance of Company Consideration Stock in connection with the Merger, the amendments to the Company’s organizational documents contemplated by the A&R Merger Agreement and the other transactions contemplated thereby.

In connection with the Merger, the Company will prepare and file with the SEC a registration statement on Form S-4 registering the New Class A Common Stock and a proxy statement with respect to the meeting of the Company’s stockholders.

Concurrently with the execution of the A&R Merger Agreement, on June 27, 2025, Strive and certain stockholders of the Company entered into an Amended and Restated Voting and Support Agreement (the “A&R Support Agreement”), pursuant to which, among other things, each such stockholder agreed, on the terms and subject to the conditions set forth therein, (i) to vote all of their respective voting shares in the Company, collectively constituting approximately 40.2% of the total voting power of the outstanding shares of the Company’s common stock as of the date of the A&R Merger Agreement, in favor of the matters contemplated by the A&R Merger Agreement, (ii) to convert their Existing Class A Common Stock into Existing Class B Common Stock (which will be redesignated as New Class A Common Stock), in exchange for a payment of $2.5 million from the Company and (iii) certain other matters in connection with the Merger as contemplated thereby.

If the A&R Merger Agreement is terminated under specified circumstances, Asset Entities will be required to pay Strive a termination fee of $10,000,000 or Strive will be required to pay Asset Entities a termination fee of $10,000,000.

Cantor Fitzgerald & Co. (“CFCO”) will be acting as financial advisor to Strive. CFCO will receive a non-refundable cash fee equal to $2 million upon the closing of the Merger. CFCO will receive a non-refundable cash fee of $1 million if the termination fee described above is paid to Strive.

The A&R Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The A&R Merger Agreement has been filed to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company, Strive or any other party to the A&R Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the A&R Merger Agreement, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the A&R Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the A&R Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the A&R Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the A&R Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the A&R Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

The foregoing description of the A&R Merger Agreement, the Merger, and the A&R Support Agreement does not purport to be complete, and is qualified in its entirety by the terms and conditions of the A&R Merger Agreement and A&R Support Agreement, copies of which are filed as Exhibit 2.2 and Exhibit 10.2 hereto, respectively, and are incorporated herein by reference.

May 2025 Private Placement

On May 26, 2025, the Company and Strive entered into subscription agreements (the “May 2025 Subscription Agreements”) with certain accredited investors (the “May 2025 Subscribers”), pursuant to which the May 2025 Subscribers agreed to purchase, and the Company agreed to issue and sell, (i) an aggregate of 346,043,350 shares of New Class A Common Stock at a price of $1.35 per share (the “May 2025 Placement Shares”), (ii) pre-funded warrants to purchase 209,771,462 shares of New Class A Common Stock, at a price of $1.3499 per share (the “May 2025 Pre-Funded Warrants”) to certain of the May 2025 Subscribers in lieu of May 2025 Placement Shares, and (iii) 555,814,812 warrants to purchase shares of New Class A Common Stock (the “May 2025 Traditional Warrants” and, together with the May 2025 Placement Shares and May 2025 Pre-Funded Warrants, the “May 2025 Private Placement Securities” and such financing, the “May 2025 Private Placement”).

The May 2025 Private Placement was entered into following the execution of the Original Merger Agreement, which was subsequently amended and restated by the A&R Merger Agreement.

The May 2025 Private Placement is expected to close substantially concurrently with the transactions under the A&R Merger Agreement, subject to the satisfaction of conditions precedent to the Company’s and Strive’s obligations to consummate the transactions under the A&R Merger Agreement being satisfied or waived and such transactions being consummated, the Company obtaining stockholder approval for the issuance of the May 2025 Private Placement Securities as required by the applicable rules of Nasdaq, as well as the satisfaction of certain customary closing conditions. The Company expects to receive aggregate gross proceeds from the May 2025 Private Placement of approximately $750.3 million, before deducting placement agent fees and offering expenses. If all of the warrants issued in the PIPE financing are exercised in full for cash, the Company could receive up to an additional approximately $750 million in gross proceeds, for total potential proceeds of approximately $1.5 billion.

Pursuant to the terms of the May 2025 Subscription Agreements, the Company agreed to register for resale the May 2025 Placement Shares and the shares of the Company’s common stock issuable upon exercise of the May 2025 Pre-Funded Warrants and the May 2025 Traditional Warrants (the “May 2025 Warrant Shares” and, together with the Shares, the “May 2025 Registrable Securities”), including an obligation to file a registration statement covering the resale by the May 2025 Subscribers of their May 2025 Registrable Securities no later than 30 days following the closing of the transactions contemplated by the A&R Merger Agreement. The Company has agreed to use commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable (and in no event later than the earlier of (i) the 45th day after the closing of the May 2025 Private Placement or (ii) the 120th day after the closing of the May 2025 Private Placement, if the SEC staff determines to review the registration statement) (the “Outside Effectiveness Date”) and to keep such registration statement effective until the date that all May 2025 Registrable Securities covered by such registration statement have been sold or can be sold without restriction pursuant to Rule 144 and without the requirement to be in compliance with Rule 144(c)(1) (or any successor thereof) promulgated under the Securities Act. The Company has agreed to be responsible for all fees and expenses incurred in connection with the registration of the May 2025 Registrable Securities.

In addition, the May 2025 Subscription Agreements provide that, without the prior written consent of May 2025 Subscribers representing a majority in interest of the May 2025 Placement Shares, it will not, during the period commencing on May 26, 2025 and ending 45 days after the Outside Effectiveness Date (the “May 2025 Private Placement Restricted Period”), (1) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of New Class A Common Stock or New Class B Common Stock, or any securities convertible into or exercisable or exchangeable for New Class A Common Stock or New Class B Common Stock, or (2) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the New Class A Common Stock or New Class B Common Stock, whether any such transaction is to be settled by delivery of New Class A Common Stock or New Class B Common Stock or such other securities, in cash or otherwise; provided that the foregoing restrictions shall not apply to (i) the issuance of securities offered or sold prior to the May 2025 Private Placement Restricted Period, including the issuance of the May 2025 Private Placement Securities under the May 2025 Subscription Agreements or the issuance of any May 2025 Warrant Shares upon conversion thereof; (ii) the issuance by the Company of any shares of New Class A Common Stock or New Class B Common Stock upon the exercise of an option or warrant, the settlement of restricted stock units or the conversion of a security outstanding on or prior to the Outside Effectiveness Date or granted pursuant to the terms of an equity compensation plan; (iii) grants of stock options, stock awards, restricted stock awards, restricted stock units or other equity awards and the issuance of New Class A Common Stock or New Class B Common Stock or securities convertible into or exercisable for New Class A Common Stock or New Class B Common Stock (whether upon the exercise of stock options or otherwise) to employees, officers, directors, advisors, or consultants of the Company pursuant to the terms of an equity compensation plan; (iv) the facilitation by the Company of sales of shares of New Class A Common Stock or New Class B Common Stock by executive officers and directors of the Company in respect of the payment of taxes due as the result of the vesting and settlement of restricted stock units or other compensation awards; (v) the issuance and sale of securities pursuant to the A&R Merger Agreement; (vi) the offer or issuance or agreement to issue New Class A Common Stock or New Class B Common Stock or securities convertible into, exercisable for or which are otherwise exchangeable for or represent the right to receive New Class A Common Stock or New Class B Common Stock in connection with an acquisition, merger, joint venture, strategic alliance, commercial or other collaborative relationship; (vii) the offer or issuance or agreement to issue New Class A Common Stock or New Class B Common Stock or securities convertible into New Class A Common Stock or New Class B Common Stock if the consideration payable for such securities is in the form of Bitcoin or another digital currency and such offering closes substantially concurrently with the closing of the transactions contemplated by the A&R Merger Agreement in a transaction expected to benefit from Section 351 of the Internal Revenue Code so long as the price per share in such offering is at least equal to or greater than $3.00 per share; (viii) prior to the Outside Effectiveness Date, the offer or issuance or agreement to issue New Class A Common Stock or New Class B Common Stock (A) in a private placement transaction if the price per share is at least equal to or greater than $3.00 per share or (B) in an at-the-market offering if the price per share is at least equal to or greater than $5.00 per share; and (ix) after the Outside Effectiveness Date but prior to the end of the May 2025 Private Placement Restricted Period, the offer or issuance or agreement to issue New Class A Common Stock or New Class B Common Stock (including pursuant to an at-the-market program) if the closing price of New Class A Common Stock or New Class B Common Stock exceeds $4 per share for 5 consecutive trading days, with such measurement period beginning on or after the Outside Effectiveness Date.

CFCO acted as lead placement agent for the May 2025 Private Placement. CFCO will receive a non-refundable cash fee equal to 3.5% of the aggregate maximum gross proceeds received or receivable in connection with the May 2025 Private Placement.

The representations, warranties and covenants contained in the May 2025 Subscription Agreements were made solely for the benefit of the parties thereto and the placement agents expressly named as third-party beneficiaries thereto and may be subject to limitations agreed upon by the contracting parties. Accordingly, the May 2025 Subscription Agreements are incorporated herein by reference only to provide investors with information regarding the terms thereof and not to provide investors with any other factual information regarding the Company or its business, and should be read in conjunction with the disclosures in the Company’s periodic reports and other filings with the SEC.

May 2025 Pre-Funded Warrants

Each May 2025 Pre-Funded Warrant to be issued in the May 2025 Private Placement will have an exercise price of $0.0001 per share, will be exercisable immediately on issuance and will be exercisable until the Pre-Funded Warrant is exercised in full. The May 2025 Pre-Funded Warrants include customary anti-dilution adjustments.

Under the terms of the May 2025 Pre-Funded Warrants, the Company may not effect the exercise of any such warrant, and a holder will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise and unless otherwise elected by the respective May 2025 Subscriber pursuant to their May 2025 Subscription Agreement, the aggregate number of shares of New Class A Common Stock beneficially owned by the holder (together with its affiliates, any other persons acting as a group together with the holder or any of the holder’s affiliates, and any other persons whose beneficial ownership of New Class A Common Stock would or could be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Exchange Act) would exceed 9.99% of the number of shares of New Class A Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant.

The Company has agreed to make certain payments to the May 2025 Subscribers as liquidated damages and not as a penalty upon failure to deliver shares of New Class A Common Stock upon exercise of the May 2025 Pre-Funded Warrants in accordance with the terms of the May 2025 Pre-Funded Warrants.

May 2025 Traditional Warrants

Each May 2025 Traditional Warrant to be issued in the May 2025 Private Placement will have an exercise price of $1.35 per share, will be exercisable immediately upon issuance and until the May 2025 Traditional Warrants expire on the first anniversary of the Outside Effectiveness Date.

The May 2025 Traditional Warrants include customary anti-dilution adjustments.

Under the terms of the May 2025 Traditional Warrants, the Company may not effect the exercise of any such warrant, and a holder will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise and unless otherwise elected by such May 2025 Subscriber pursuant to their May 2025 Subscription Agreement, the aggregate number of shares of New Class A Common Stock beneficially owned by the holder (together with its affiliates, any other persons acting as a group together with the holder or any of the holder’s affiliates, and any other persons whose beneficial ownership of New Class A Common Stock would or could be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Exchange Act would exceed 9.99% of the number of shares of New Class A Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant.

The Company has agreed to make certain payments to the May 2025 Subscribers as liquidated damages and not as a penalty upon failure to deliver shares of Class A common stock upon exercise of the May 2025 Traditional Warrant in accordance with the terms of the May 2025 Traditional Warrant.

The foregoing description of the May 2025 Subscription Agreements, the May 2025 Pre-Funded Warrants, and the May 2025 Traditional Warrants does not purport to be complete and is qualified in its entirety by reference to the forms of the May 2025 Subscription Agreements, the May 2025 Pre-Funded Warrants, and the May 2025 Traditional Warrants, which are filed as Exhibit 10.3, Exhibit 4.1, and Exhibit 4.2, respectively, and incorporated by reference.

Executive Compensation

On April 28, 2025, the Compensation Committee (the “Compensation Committee”) of the board of directors of the Company approved annual cash bonuses for 2025 for certain executive officers. Arshia Sarkhani, the Company’s Chief Executive Officer and President, Matthew Krueger, the Company’s Chief Financial Officer, Secretary and Treasurer, and Michael Gaubert, the Company’s Executive Chairman, was granted a cash bonus of $75,000 each. Kyle Fairbanks, the Company’s Executive Vice-Chairman and Chief Marketing Officer, and Arman Sarkhani was granted a cash bonus of $25,000 each. In addition, Jackson Fairbanks, the Director of Socials and an employee of the Company, was granted a cash bonus of $25,000. Each of the foregoing individuals is eligible to receive an annual cash bonus as determined by the Company’s board or the Compensation Committee pursuant to their respective employment agreement or consulting agreement.

Executive Employment and Consulting Agreements

On March 27, 2025, the Company entered into a letter agreement between the Company and Arshia Sarkhani, the Company’s Chief Executive Officer and President, dated as of March 27, 2025 (the “New Arshia Sarkhani Agreement”). Under the New Arshia Sarkhani Agreement, Mr. Sarkhani will remain employed by the Company for a term that began on April 1, 2025 and will end on April 1, 2027 unless terminated earlier in accordance with its terms or extended by mutual written agreement. For the period beginning on the day following the date of the termination of the Company’s previous letter agreement, dated as of April 21, 2022, between the Company and Mr. Sarkhani (the “Prior Arshia Sarkhani Employment Agreement”), and ending on April 1, 2027, the Company will pay Mr. Sarkhani an annual salary of $240,000. Pursuant to the New Arshia Sarkhani Agreement, the Company also paid Mr. Sarkhani an immediate cash bonus of $25,000. Mr. Sarkhani will also be eligible to receive an annual cash bonus as determined by the Company’s board of directors or the Compensation Committee.  Subject to the approval by the Company’s stockholders of an amendment to the Asset Entities Inc. 2022 Equity Incentive Plan (the “Plan”) to increase the number of shares of the Existing Class B Common Stock available for grant under the Plan, and further subject to the approval of the board or the Compensation Committee, Mr. Sarkhani will be granted an award of shares of Existing Class B Common Stock under the Plan in an amount to be determined by the board or the Compensation Committee pursuant to a restricted stock award agreement (the “Sarkhani Award Agreement”). The shares will vest equally over two years on each anniversary of the Sarkhani Award Agreement subject to Mr. Sarkhani’s continuous service. Upon a change of control of the Company, all of the shares will vest immediately. The Sarkhani Award Agreement will also contain non-competition and non-solicitation provisions. Under the New Arshia Sarkhani Agreement, Mr. Sarkhani will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The New Arshia Sarkhani Agreement also contains certain confidentiality provisions. The Company may terminate Mr. Sarkhani for “cause” as defined in the New Arshia Sarkhani Agreement. If the Company terminates Mr. Sarkhani without cause, the Company will be required to pay Mr. Sarkhani a separation fee of $240,000.

On March 27, 2025, the Company entered into a letter agreement between the Company and Matthew Krueger, the Company’s Chief Financial Officer, Treasurer and Secretary, dated as of March 27, 2025 (the “New Krueger Agreement”). Under the New Krueger Agreement, Mr. Krueger will remain employed by the Company for a term that began on April 1, 2025 and will end on April 1, 2027 unless terminated earlier in accordance with its terms or extended by mutual written agreement. For the period beginning on the day following the date of the termination of the Company’s previous letter agreement, dated April 21, 2022, between the Company and Mr. Krueger (the “Prior Krueger Agreement”), and ending on April 1, 2027, the Company will pay Mr. Krueger an annual salary of $180,000. Pursuant to the New Krueger Agreement, the Company also paid Mr. Krueger an immediate cash bonus of $50,000. Mr. Krueger will also be eligible to receive an annual cash bonus as determined by the board or the Compensation Committee.  Subject to the approval by the Company’s stockholders of an amendment to the Plan to increase the number of shares of Existing Class B Common Stock available for grant under the Plan, and further subject to the approval of the board or the Compensation Committee, Mr. Krueger will be granted an award of shares of Existing Class B Common Stock under the Plan in an amount to be determined by the board or the Compensation Committee pursuant to a restricted stock award agreement (the “Krueger Award Agreement”). The shares will vest equally over two years on each anniversary of the Krueger Award Agreement subject to Mr. Krueger’s continuous service. Upon a change of control of the Company, all of the shares will vest immediately. The Krueger Award Agreement will also contain non-competition and non-solicitation provisions. Under the New Krueger Agreement, Mr. Krueger will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The New Krueger Agreement also contains certain confidentiality provisions. The Company may terminate Mr. Krueger for “cause” as defined in the New Krueger Agreement. If the Company terminates Mr. Krueger without cause, the Company will be required to pay Mr. Krueger a separation fee of $180,000.

On March 27, 2025, the Company entered into a letter agreement between the Company and Kyle Fairbanks, the Company’s Executive Vice-Chairman and Chief Marketing Officer, dated as of March 27, 2025 (the “New Kyle Fairbanks Agreement”). Under the New Kyle Fairbanks Agreement, Mr. Fairbanks will remain employed by the Company for a term that began on April 1, 2025 and will end on April 1, 2027 unless terminated earlier in accordance with its terms or extended by mutual written agreement. For the period beginning on the day following the date of the termination of the Company’s previous letter agreement, dated April 21, 2022, between the Company and Mr. Fairbanks (the “Prior Kyle Fairbanks Agreement”), and ending on April 1, 2027, the Company will pay Mr. Fairbanks an annual salary of $240,000. Pursuant to the New Kyle Fairbanks Agreement, the Company also paid Mr. Fairbanks a cash bonus of $10,000 on April 1, 2025. Mr. Fairbanks will also be eligible to receive an annual cash bonus as determined by the board or the Compensation Committee.  Subject to the approval by the Company’s stockholders of an amendment to the Plan to increase the number of shares of Existing Class B Common Stock available for grant under the Plan, and further subject to the approval of the board or the Compensation Committee, Mr. Fairbanks will be granted an award of shares of Existing Class B Common Stock under the Plan in an amount to be determined by the board or the Compensation Committee pursuant to a restricted stock award agreement (the “Fairbanks Award Agreement”). The shares will vest equally over two years on each anniversary of the Fairbanks Award Agreement subject to Mr. Fairbanks’s continuous service. Upon a change of control of the Company, all of the shares will vest immediately. The Fairbanks Award Agreement will also contain non-competition and non-solicitation provisions. Under the New Kyle Fairbanks Agreement, Mr. Fairbanks will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The New Kyle Fairbanks Agreement also contains certain confidentiality provisions. The Company may terminate Mr. Fairbanks for “cause” as defined in the New Kyle Fairbanks Agreement. If the Company terminates Mr. Fairbanks without cause, the Company will be required to pay Mr. Fairbanks a separation fee of $240,000.

On March 27, 2025, the Company entered into a letter agreement between the Company and Arman Sarkhani, the Company’s Chief Operating Officer, dated as of March 27, 2025 (the “New Arman Sarkhani Agreement”). Under the New Arman Sarkhani Agreement, Mr. Sarkhani will remain employed by the Company for a term that began on April 1, 2025 and will end on April 1, 2027 unless terminated earlier in accordance with its terms or extended by mutual written agreement. For the period beginning on the day following the date of the termination of the letter agreement between the Company and Mr. Sarkhani, dated as of April 21, 2022, and ending on April 1, 2027, the Company will pay Mr. Sarkhani an annual salary of $150,000. Pursuant to the New Arman Sarkhani Agreement, the Company also paid Mr. Sarkhani a cash bonus of $10,000 on April 1, 2025. Mr. Sarkhani will also be eligible to receive an annual cash bonus as determined by the board or the Compensation Committee.  Subject to the approval by the Company’s stockholders of an amendment to the Plan to increase the number of shares of Class B Common Stock available for grant under the Plan, and further subject to the approval of the board or the Compensation Committee, Mr. Sarkhani will be granted an award of shares of Existing Class B Common Stock under the Plan in an amount to be determined by the board or the Compensation Committee pursuant to a restricted stock award agreement (the “Arman Sarkhani Award Agreement”). The shares will vest equally over two years on each anniversary of the Arman Sarkhani Award Agreement subject to Mr. Sarkhani’s continuous service. Upon a change of control of the Company, all of the shares will vest immediately. The Arman Sarkhani Award Agreement will also contain non-competition and non-solicitation provisions. Under the New Arman Sarkhani Agreement, Mr. Sarkhani will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The New Arman Sarkhani Agreement also contains certain confidentiality provisions. The Company may terminate Mr. Sarkhani for “cause” as defined in the New Arman Sarkhani Agreement. If the Company terminates Mr. Sarkhani without cause, the Company will be required to pay Mr. Sarkhani a separation fee of $150,000.

On March 27, 2025, the Company entered into an engagement letter between the Company and Michael Gaubert, the Company’s Executive Chairman, dated as of March 27, 2025 (the “New Gaubert Agreement”). Under the New Gaubert Agreement, Mr. Gaubert will continue to provide services to the Company for a term that began on April 1, 2025 and will end on April 1, 2027 unless terminated earlier in accordance with its terms or extended by mutual written agreement. For the period beginning on the day following the date of the termination of the Company’s previous engagement letter, dated April 21, 2022, between the Company and Mr. Gaubert (the “Prior Gaubert Agreement”), and ending on April 1, 2027, the Company will pay Mr. Gaubert a monthly fee of $20,000. Pursuant to the New Gaubert Agreement, the Company also paid Mr. Gaubert an immediate cash fee of $75,000. Mr. Gaubert will be eligible to receive additional cash payments as determined by the Company. Mr. Gaubert will also be reimbursed for all preapproved costs and expenses reasonably incurred in the performance of his services to the Company. Subject to the approval by the Company’s stockholders of an amendment to the Plan to increase the number of shares of Existing Class B Common Stock available for grant under the Plan, and further subject to the approval of the board or the Compensation Committee, Mr. Gaubert will be granted an award of shares of Existing Class B Common Stock under the Plan in an amount to be determined by the board or the Compensation Committee pursuant to a restricted stock award agreement (the “Gaubert Award Agreement”). The shares will vest equally over two years on each anniversary of the Gaubert Award Agreement subject to Mr. Gaubert’s continuous service. The Gaubert Award Agreement will also contain non-competition and non-solicitation provisions. Upon a change of control of the Company, all of the shares will vest immediately. Under the New Gaubert Agreement, Mr. Gaubert will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The New Gaubert Agreement also contains certain confidentiality provisions. The New Gaubert Agreement may be terminated by either party upon 30 days’ advance written notice. However, if either party breaches a material obligation under the New Gaubert Agreement, and such breach continues for a period of ten days after the other party notifies the breaching party, the New Gaubert Agreement may be terminated immediately by notice to the breaching party. In addition, if the Company commits such a breach, or the Company terminates Mr. Gaubert in the absence of a material breach by Mr. Gaubert under the New Gaubert Agreement, then any shares granted will vest immediately, any shares due will be granted and vest immediately, and the Company will be required to pay Mr. Gaubert a separation fee of $240,000.

On March 27, 2025, the Company entered into a letter agreement, dated as of March 27, 2025, between the Company and Jackson Fairbanks, the Company’s Director of Socials and former Chief Marketing Officer (the “New Jackson Fairbanks Agreement”). Under the New Jackson Fairbanks Agreement, Mr. Fairbanks will remain employed by the Company for a term that began on April 1, 2025 and will end on April 1, 2027 unless terminated earlier in accordance with its terms or extended by mutual written agreement. For the period beginning on the day following the date of the termination of the Company’s previous letter agreement between the Company and Jackson Fairbanks, dated as of April 21, 2022, and ending on April 1, 2027, the Company will pay Mr. Fairbanks an annual salary of $125,000. Pursuant to the New Jackson Fairbanks Agreement, the Company also paid Mr. Fairbanks a cash bonus of $10,000 on April 1, 2025. Mr. Fairbanks will also be eligible to receive an annual cash bonus as determined by the board or the Compensation Committee. Subject to the approval by the Company’s stockholders of an amendment to the Plan to increase the number of shares of Existing Class B Common Stock available for grant under the Plan, and further subject to the approval of the board or the Compensation Committee, Mr. Fairbanks will be granted an award of shares of Existing Class B Common Stock under the Plan in an amount to be determined by the board or the Compensation Committee pursuant to a restricted stock award agreement (the “Jackson Fairbanks Award Agreement”). The shares will vest equally over two years on each anniversary of the Jackson Fairbanks Award Agreement subject to Mr. Fairbanks’s continuous service. Upon a change of control of the Company, all of the shares will vest immediately. The Jackson Fairbanks Award Agreement will also contain non-competition and non-solicitation provisions. Under the New Jackson Fairbanks Agreement, Mr. Fairbanks will be eligible to participate in standard benefits plans offered to similarly-situated employees by the Company from time to time, subject to plan terms and generally applicable Company policies. The New Jackson Fairbanks Agreement also contains certain confidentiality provisions. The Company may terminate Mr. Fairbanks for “cause” as defined in the New Jackson Fairbanks Agreement. If the Company terminates Mr. Fairbanks without cause, the Company will be required to pay Mr. Fairbanks a separation fee of $125,000.

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

Private Placements of Series A Preferred Stock

Under a Securities Purchase Agreement, dated as of May 24, 2024, as amended by a First Amendment to Securities Purchase Agreement, dated as of June 13, 2024 (as amended, the “Ionic Purchase Agreement”), between the Company and Ionic Ventures, LLC, a California limited liability company (“Ionic”), the Company agreed to the issuance and sale of up to 330 shares of the Company’s newly designated Series A Preferred Stock for maximum gross proceeds of $3,000,000. The shares of the Series A Preferred Stock are convertible into shares of Existing Class B Common Stock. Pursuant to the Ionic Purchase Agreement, the Company was required to issue and sell 165 shares of Series A Preferred Stock at each of two closings subject to the satisfaction of the terms and conditions for each closing.

The first closing (the “First Ionic Closing”) occurred on May 24, 2024 for the issuance and sale of 165 shares of Series A Preferred Stock for gross proceeds of $1,500,000. The second closing (the “Second Ionic Closing”), for the issuance and sale of 165 shares of Series A Preferred Stock for gross proceeds of $1,500,000, was required to occur on the first business day on which the conditions specified in the Ionic Purchase Agreement for the Second Ionic Closing were satisfied or waived. On July 29, 2024, the conditions to the occurrence of the Second Ionic Closing were met. As a result, on July 29, 2024, the Company issued and sold 165 shares of Series A Preferred Stock to Ionic for gross proceeds of $1,500,000.

The Company has received confirmation from Ionic that it will invest up to an additional $3 million upon request by the Company. Any such investment will be subject to the negotiation and entry into additional or amended definitive agreements.

Compensation to Boustead Securities, LLC

In connection with each of the First Ionic Closing and the Second Ionic Closing, pursuant to the letter agreement, dated November 29, 2021, between the Company and Boustead (the “Boustead Engagement Letter”) and the Underwriting Agreement, dated as of February 2, 2023, between the Company and Boustead (as representative of the underwriters named therein) (the “Underwriting Agreement”), the Company was required to pay Boustead a fee equal to 7% of the aggregate purchase price and a non-accountable expense allowance equal to 1% of the aggregate purchase price for the Series A Preferred Stock. On the date of the First Ionic Closing, we therefore paid Boustead a total amount of $120,000. In addition, the Company was required to issue a warrant to Boustead for the purchase of 30,800 shares of Existing Class B Common Stock, equal to 7% of the number of shares of Existing Class B Common Stock that may be issued upon conversion of the shares of Series A Preferred Stock sold at the First Ionic Closing at the initial Conversion Price of $3.75 per share (the “May 2024 Boustead Warrant”). On the date of the Second Ionic Closing, we paid Boustead a total amount of $120,000. In addition, on the date of the Second Ionic Closing, the Company was required to issue a warrant to Boustead for the purchase of 30,800 shares of Existing Class B Common Stock, equal to 7% of the number of shares of Existing Class B Common Stock that may be issued upon conversion of the shares of Series A Preferred Stock sold at the Second Ionic Closing at the initial Conversion Price of $3.75 per share (the “July 2024 Boustead Warrant”).

Pursuant to an Assignment and Assumption Agreement, dated as of July 30, 2024, among Boustead, Sutter Securities, Inc., a registered broker-dealer and an affiliate of Boustead (“Sutter”), and the Company (the “First July 2024 Boustead Warrant Assignment Agreement”), all of the rights to the July 2024 Boustead Warrant were assigned by Boustead to Sutter. Pursuant to an Assignment and Assumption Agreement, dated as of July 30, 2024, among Sutter, Michael R. Jacks (the “Warrant Assignee”), Boustead, and the Company (the “Second July 2024 Boustead Warrant Assignment Agreement”), all of the rights to the July 2024 Boustead Warrant were assigned by Sutter to the Warrant Assignee, a registered representative of Sutter. Pursuant to the First July 2024 Boustead Warrant Assignment Agreement and the Second July 2024 Boustead Warrant Assignment Agreement, the July 2024 Boustead Warrant was cancelled, and a warrant (the “July 2024 Assignee Warrant”) was issued to the Warrant Assignee. The terms of the July 2024 Assignee Warrant were identical to those of the July 2024 Boustead Warrant.

The May 2024 Boustead Warrant and the July 2024 Boustead Assignee Warrant had an exercise price of $3.75 per share, subject to adjustment, five-year terms, and cashless exercise and piggyback registration rights. The May 2024 Boustead Warrant and the July 2024 Boustead Assignee Warrant were each fully exercised on a cashless basis.

ATM Financing

ATM Sales Agreement

On September 27, 2024, the Company entered into the ATM Sales Agreement with the Sales Agent. Under the terms of the ATM Sales Agreement, the Company may, from time to time, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, issue and sell through or to the Sales Agent, up to a maximum aggregate amount of $1,791,704 of shares of the Company’s Existing Class B Common Stock (the “ATM Shares”). The issuance and sale of the ATM Shares to or through the Sales Agent from time to time will be effected pursuant to the Shelf Registration Statement and the prospectus supplement filed by the Company with the SEC on September 30, 2024 relating to the offering of the ATM Shares and the accompanying base prospectus. In November 2024 and January 2025, the Company filed additional prospectus supplements to the base prospectus to increase the maximum gross proceeds to $5,489,399, as of June 30, 2025.

Pursuant to the ATM Sales Agreement, the Company may issue and sell the ATM Shares from time to time through or to the Sales Agent, acting as sales agent or principal, subject to the terms and conditions of the ATM Sales Agreement. The Company may instruct the Sales Agent to make such sales, and the Sales Agent, as agent, will use its commercially reasonable efforts to sell the ATM Shares within the parameters set forth in the Company’s notice to sell, and subject to the satisfaction of the Company’s obligations as set forth in the ATM Sales Agreement. The Company will designate the parameters within which the ATM Shares must be sold, including at a minimum the number to be sold, the time period during which sales are requested to be made, any limitation on the number of the ATM Shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Company has no obligation to sell, and the Sales Agent is not obligated to buy or sell, any of the ATM Shares under the ATM Sales Agreement and may at any time suspend offers under the ATM Sales Agreement or terminate the ATM Sales Agreement as provided for in the ATM Sales Agreement. The ATM Sales Agreement will automatically terminate upon the earlier to occur of (i) issuance and sale of all of the ATM Shares to or through the Sales Agent on the terms and subject to the conditions set forth therein and (ii) the expiration of the Shelf Registration Statement on the third anniversary of the initial effective date of the Shelf Registration Statement pursuant to Rule 415(a)(5) under the Securities Act.

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

Since the commencement of the ATM Financing and as of June 30, 2025, a total of 5,427,700 shares has been sold, for net proceeds to the Company of $4,830,647.56, after paying $329,362 in compensation to the Sales Agent and the same amount to Boustead under the Boustead ATM Waiver.

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

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. During the six months ended June 30, 2025 and 2024, there were no intangible asset impairment charges.

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

Advertising Expenses

The Company expenses advertising costs as they incurred. Total advertising expenses were $412,445 and $284,886 for the six months ended June 30, 2025 and 2024, respectively, and have been included as part of general and administrative expenses.

Research and Development

Research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.

The Company incurred research and development expenses of $182,484 and $238,739 for the six months ended June 30, 2025 and 2024, respectively, and have been included as part of contract labor.

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

Contract Liabilities

Contract liabilities consist of quarterly and annual subscription revenue that have not been recognized. Revenue under these agreements is recognized over the related service period. As of June 30, 2025 and December 31, 2024, total contract liabilities were $447 and $369 respectively. Contract liabilities are expected to be recognized as revenue over a period not to exceed twelve (12) months.

Changes in contract liabilities for the six months ended June 30, 2025, are as follows:

2025
Balance, January 1	$369
Deferral of revenue	298
Recognition of revenue	(220)
June 30	$447

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

As of June 30, 2025, warrants representing 31,500 shares of common stock equivalents were excluded from the computation from diluted net loss per share as the result was anti-dilutive.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of June 30, 2025 and December 31, 2024, the Company did not have any commitments and contingencies.

Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. The CODM uses operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating margin, the allocation of budget between operating expenses and the management and forecasting of cash to ensure enough capital is available. Accordingly, we determined we operate in a single reporting segment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2025, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of Common Stock by the Company occurred during the three months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended June 30, 2025 but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended June 30, 2025.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1*	Agreement and Plan of Merger among Asset Entities Inc., Alpha Merger Sub, LLC, Strive Enterprises, Inc., and Strive Asset Management, LLC, dated as of May 6, 2025 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 7, 2025)
2.2*	Amended and Restated Agreement and Plan of Merger among Asset Entities Inc., Alpha Merger Sub, Inc. and Strive Enterprises, Inc., dated as of June 27, 2025 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 3, 2025)
3.1	Articles of Incorporation of Asset Entities Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 2, 2022)
3.2	Certificate of Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on May 24, 2024 (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed on June 7, 2024)
3.3	Certificate of Amendment to Designation of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on June 14, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 20, 2024)
3.4	Certificate of Change of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on June 27, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 28, 2024)
3.5	Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada at 9:58 AM Pacific Daylight Time on September 4, 2024 (incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 filed on October 31, 2024)
3.6	Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada at 11:38 AM Pacific Daylight Time on September 4, 2024 (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-1 filed on October 31, 2024)
3.7	Certificate of Amendment to Designation of Series A Convertible Preferred Stock of Asset Entities Inc. filed with the Secretary of State of the State of Nevada on January 22, 2025 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 22, 2025)
3.8	Bylaws of Asset Entities Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 2, 2022)
4.1	Form of Pre-Funded Warrant (included as an exhibit to Exhibit 10.3)
4.2	Form of Warrant (included as an exhibit to Exhibit 10.3)
10.1*	Voting and Support Agreement by and among Strive Enterprises, Inc. and certain stockholders of Asset Entities Inc., dated as of May 6, 2025 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 7, 2025)
10.2*	Amended and Restated Voting and Support Agreement by and among Strive Enterprises, Inc. and certain stockholders of Asset Entities Inc., dated as of June 27, 2025 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 3, 2025)
10.3	Form of Subscription Agreement, dated May 26, 2025, by and among Asset Entities Inc., Strive Enterprises, Inc. and the subscribers party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 27, 2025)
31.1**	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2025	ASSET ENTITIES INC.

/s/ Arshia Sarkhani
	Name:	Arshia Sarkhani
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Matthew Krueger
	Name:	Matthew Krueger
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)