Form 10-Q
period 2025-09-30
Strive, Inc.
filed 2025-11-14
CIK 1920406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 001-41612

STRIVE, INC.
(Exact name of registrant as specified in its charter)
Nevada
(State or other jurisdiction of incorporation or organization)
88-1293236
(I.R.S. Employer
Identification Number)
200 Crescent Ct, Suite 1400, Dallas, TX
(Address of Principal Executive Offices)
75201
(Zip Code)
(855) 427-7360
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A common stock, $0.001 par value per share	ASST	The Nasdaq Stock Market LLC
Variable Rate Series A Perpetual Preferred Stock, $0.001 par value per share	SATA	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2025, the registrant had 592,579,510 and 222,904,100 shares of Class A common stock and Class B common stock outstanding, respectively.

STRIVE, INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Consolidated Financial Statements	1
	Consolidated Statements of Financial Condition as of September 30, 2025 (Successor) (unaudited) and December 31, 2024 (Predecessor) (audited)	1
	Consolidated Statements of Operations for the Period from September 12, 2025 to September 30, 2025 (Successor) (unaudited), the Period from July 1, 2025 to September 11, 2025 (Predecessor) (unaudited), and the Three Months Ended September 30, 2024 (Predecessor) (unaudited)	2
	Consolidated Statements of Operations for the Period from September 12, 2025 to September 30, 2025 (Successor) (unaudited), the Period from January 1, 2025 to September 11, 2025 (Predecessor) (unaudited), and the Nine Months Ended September 30, 2024 (Predecessor) (unaudited)	3
	Consolidated Statements of Changes in Stockholders' Equity for the Period from September 12, 2025 to September 30, 2025 (Successor) (unaudited), the Period from July 1, 2025 to September 11, 2025 (Predecessor) (unaudited), and the Three Months Ended September 30, 2024 (Predecessor) (unaudited) and Consolidated Statements of Changes in Stockholders' Equity for the Period from January 1, 2025 to September 11, 2025 (Predecessor) (unaudited) and for the Nine Months Ended September 30, 2024 (Predecessor) (unaudited)	4
	Consolidated Statements of Cash Flows for the Period from September 12, 2025 to September 30, 2025 (Successor) (unaudited), the Period from January 1, 2025 to September 11, 2025 (Predecessor) (unaudited), and the Nine Months Ended September 30, 2024 (Predecessor) (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION	35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STRIVE, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Successor)	(Predecessor)
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$109,069	$6,155
Short-term investments	—	16,755
Prepaid expenses	3,533	351
Other current assets	1,601	500
Total current assets	114,203	23,761
Digital assets, at fair value	672,913	—
Property and equipment, net	816	951
Intangible assets, net	361	187
Right-of-use lease assets	4,141	1,786
Other non-current assets	142	1,512
Total assets	$792,576	$28,197

Liabilities:
Current liabilities:
Compensation and benefits payable	$357	$1,112
Accounts payable and other liabilities	9,186	2,227
Total current liabilities	9,543	3,339
Operating lease liabilities	3,604	1,516
Total liabilities	13,147	4,855

Stockholders’ equity:
Predecessor preferred stock, $0.00001 par value; 0 and 1,161,650 shares authorized, 0 and 1,158,802 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	72,488
Predecessor Class A common stock, $0.00001 par value; 0 and 2,000,000 shares authorized, 0 and 2,000,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Predecessor Class B common stock, $0.00001 par value; 0 and 2,339,765 shares authorized, 0 and 400,970 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Successor Class A common stock, $0.001 par value; 444,000,000,000 and 0 shares authorized, 448,817,597 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	449	—
Successor Class B common stock, $0.001 par value; 21,000,000,000 and 0 shares authorized, 218,035,473 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	218	—
Additional paid-in capital	1,047,185	—
Accumulated deficit	(268,423)	(49,146)
Total stockholders’ equity	779,429	23,342
Total liabilities and stockholders' equity	$792,576	$28,197
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Successor	Predecessor
	Period from September 12, 2025 to September 30, 2025	Period from July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024
Revenues:
Investment advisory fees	$246	$1,283	$950
Other revenue	9	5	34
Total revenues	255	1,288	984

Operating expenses:
Fund management and administration	282	1,251	1,272
Employee compensation and benefits	18,720	3,151	2,182
General and administrative expense	445	871	4,404
Marketing and advertising	18	68	89
Depreciation and amortization	12	43	47
Total operating expenses	19,477	5,384	7,994

Investment gains/(losses):
Net unrealized loss on digital assets	(10,133)	—	—
Other derivative loss	(14,731)	—	—
Net investment gains/(losses)	(24,864)	—	—

Net operating loss	(44,086)	(4,096)	(7,010)

Other income/(expense):
Other income	68	10	208
Transaction costs	(7,484)	(10,280)	—
Goodwill and intangible asset impairment	(140,785)	—	—
Total other income/(expense)	(148,201)	(10,270)	208

Net loss before income taxes	(192,287)	(14,366)	(6,802)
Income tax benefit/(expense)	—	—	—
Net loss	$(192,287)	$(14,366)	$(6,802)

Weighted average number of common shares outstanding:
Basic (1)	872,349,183	2,325,783	2,225,816
Diluted (1)	872,349,183	2,325,783	2,225,816

Net loss per common share:
Basic (1)	$(0.22)	$(6.18)	$(3.06)
Diluted (1)	$(0.22)	$(6.18)	$(3.06)
(1) Basic and diluted earnings per common share for Class A and Class B common stock are the same.
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Successor	Predecessor
	Period from September 12, 2025 to September 30, 2025	Period from January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Revenues:
Investment advisory fees	$246	$4,187	$2,560
Other revenue	9	35	55
Total revenues	255	4,222	2,615

Operating expenses:
Fund management and administration	282	4,250	3,488
Employee compensation and benefits	18,720	7,222	6,465
General and administrative expense	445	4,229	10,040
Marketing and advertising	18	231	443
Depreciation and amortization	12	149	141
Total operating expenses	19,477	16,081	20,577

Investment gains/(losses):
Net unrealized loss on digital assets	(10,133)	—	—
Other derivative loss	(14,731)	—	—
Net investment gains/(losses)	(24,864)	—	—

Net operating loss	(44,086)	(11,859)	(17,962)

Other income/(expense):
Other income	68	586	500
Transaction costs	(7,484)	(15,717)	—
Goodwill and intangible asset impairment	(140,785)	—	—
Total other income/(expense)	(148,201)	(15,131)	500

Net loss before income taxes	(192,287)	(26,990)	(17,462)
Income tax benefit/(expense)	—	—	—
Net loss	$(192,287)	$(26,990)	$(17,462)

Weighted average number of common shares outstanding:
Basic (1)	872,349,183	2,299,243	2,200,848
Diluted (1)	872,349,183	2,299,243	2,200,848

Net loss per common share:
Basic (1)	$(0.22)	$(11.74)	$(7.93)
Diluted (1)	$(0.22)	$(11.74)	$(7.93)
(1) Basic and diluted earnings per common share for Class A and Class B common stock are the same.
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

Predecessor
	Stockholders' Equity
	Predecessor		Predecessor Class A		Predecessor Class B		Successor Class A		Successor Class B		Additional	Retained Earnings/	Total
	Preferred Stock		Common Stock		Common Stock		Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Equity
Balance at December 31, 2023	787,598	$43,624	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(27,566)	$16,058
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,791)	(4,791)
Balance at March 31, 2024	787,598	$43,624	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(32,357)	$11,267
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,869)	(5,869)
Balance at June 30, 2024	787,598	$43,624	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(38,226)	$5,398
Net proceeds from sale of preferred stock	372,257	28,949	—	—	—	—	—	—	—	—	—	—	28,949
Redemption of preferred stock	(1,053)	(85)	—	—	—	—	—	—	—	—	—	—	(85)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,802)	(6,802)
Balance at September 30, 2024	1,158,802	$72,488	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(45,028)	$27,460
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,118)	(4,118)
Balance at December 31, 2024	1,158,802	$72,488	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(49,146)	$23,342
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,749)	(3,749)
Balance at March 31, 2025	1,158,802	$72,488	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(52,895)	$19,593
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,875)	(8,875)
Balance at June 30, 2025	1,158,802	$72,488	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(61,770)	$10,718
Redemption of preferred stock	(1,238)	(500)	—	—	—	—	—	—	—	—	—	—	(500)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,366)	(14,366)
Balance at September 11, 2025	1,157,564	$71,988	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(76,136)	$(4,148)

Successor
	Stockholders' Equity
	Predecessor		Predecessor Class A		Predecessor Class B		Successor Class A		Successor Class B		Additional	Retained Earnings/	Total
	Preferred Stock		Common Stock		Common Stock		Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Equity
Balance at September 12, 2025	1,157,564	$71,988	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(76,136)	$(4,148)
Conversion of Predecessor shares for Strive, Inc. Class B common stock	(1,157,564)	(71,988)	(2,000,000)	—	(400,970)	—	—	—	248,911,564	249	71,739	—	—
Business combination with Asset Entities Inc.	—	—	—	—	—	—	16,624,395	17	—	—	141,123	—	141,140
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	16,294	—	16,294
Issuance of Class A common stock	—	—	—	—	—	—	359,162,900	359	—	—	548,020	—	548,379
Issuance of pre-funded warrants	—	—	—	—	—	—	—	—	—	—	283,170	—	283,170
Exercise of warrants	—	—	—	—	—	—	42,154,211	42	—	—	12,958	—	13,000
Conversions of Class B common stock to Class A common stock	—	—	—	—	—	—	30,876,091	31	(30,876,091)	(31)	—	—	—
Share-based transaction costs	—	—	—	—	—	—	—	—	—	—	2,936	—	2,936

Issuance costs	—	—	—	—	—	—	—	—	—	—	(29,055)	—	(29,055)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(192,287)	(192,287)
Balance at September 30, 2025	—	$—	—	$—	—	$—	448,817,597	$449	218,035,473	$218	$1,047,185	$(268,423)	$779,429
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor	Predecessor
	Period from September 12, 2025 to September 30, 2025	Period from January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net loss	$(192,287)	$(26,990)	$(17,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	149	141
Accretion of discount on investments, net	—	155	11
Reduction in carrying amount of right-of-use assets	5	91	59
Net unrealized loss on digital assets	10,133	—	—
Other derivative loss	14,731	—	—
Share-based compensation expense	16,294	—	—
Goodwill and intangible asset impairment	140,785	—	—
Non-cash transaction expenses	2,936	2,150	—
Changes in operating assets and liabilities:
Prepaid expenses	(2,928)	(227)	(157)
Other current assets	1,461	(1,589)	(388)
Other non-current assets	—	(723)	—
Compensation and benefits payable	263	(1,018)	932
Accounts payable and other liabilities	(5,360)	9,793	1,342
Net cash used in operating activities	(13,955)	(18,209)	(15,522)

Cash flows from investing activities:
Purchases of digital assets	(675,008)	—	—
Purchases of intangible assets	(75)	(123)	—
Purchases of property and equipment	—	—	(200)
Cash acquired through business combination	400	—	—
Purchases of short-term investments	—	(4,271)	(32,202)
Proceeds from short-term investments	—	20,871	20,738
Net cash provided by (used in) investing activities	(674,683)	16,477	(11,664)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock	525,610	—	—
Proceeds from issuance of pre-funded warrants	283,170	—	—
Proceeds from warrant exercises	13,000	—	—
Payment of issuance costs	(27,996)	—	—
Proceeds from issuance of preferred stock	—	—	28,949
Redemption of preferred stock	—	(500)	(85)
Net cash provided by (used in) financing activities	793,784	(500)	28,864

Net increase (decrease) in cash and cash equivalents	105,146	(2,232)	1,678
Cash and cash equivalents, beginning of period	3,923	6,155	2,086
Cash and cash equivalents, end of period	$109,069	$3,923	$3,764

Non-cash investing and financing activities:
Accrued but unpaid financing transaction costs	1,262	770	—
Class A common stock exchanged for digital assets	8,038	—	—
Class A common stock issued as part of business combination	141,140	—	—

Assets and liabilities resulting from business combination:
Prepaid expenses	27	—	—
Goodwill	140,039	—	—
Intangible assets	746	—	—
Other non-current assets	57	—	—
Accounts payable and other liabilities	129	—	—
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization
Strive, Inc. (the "Company", "Strive", or the "Successor"), a Nevada corporation, is a bitcoin treasury asset management firm trading on The Nasdaq Stock Market LLC ("Nasdaq") under the symbol "ASST". The Company earns substantially all of its revenue from investment advisory and other investment management services, and generates market returns from investments in bitcoin and bitcoin-related products.
The Company operates through wholly-owned subsidiaries, including, among others, Strive Enterprises, Inc. ("SEI") and Strive Asset Management, LLC ("SAM"), a registered investment advisor with the Securities and Exchange Commission ("SEC"). SAM provides sub-advisory services for the Strive funds (the "Funds"), a series of exchange traded funds ("ETFs"), and has the discretionary responsibility to select investments in accordance with each fund's investment objectives, policies, and restrictions. SAM is not responsible for selecting broker-dealers or placing trades for the Funds. Products are offered through intermediaries in a variety of vehicles, ETFs, separate accounts, and collective investment trust funds.
On May 6, 2025, SEI (the "Predecessor") entered into that certain Agreement and Plan of Merger, dated as of May 6, 2025, as amended by that certain Amended and Restated Agreement and Plan of Merger, dated as of June 27, 2025 (the "Asset Entities Merger Agreement") with Asset Entities Inc. ("Asset Entities"). On September 12, 2025, pursuant to the Asset Entities Merger Agreement, Alpha Merger Sub, Inc., a wholly-owned subsidiary of Asset Entities Inc., merged with and into SEI, with SEI surviving as a wholly owned subsidiary of Asset Entities Inc. Concurrent with the consummation of the transactions contemplated by the Asset Entities Merger Agreement, Asset Entities Inc. was renamed Strive, Inc. (the "Asset Entities Merger").
(2) Summary of Significant Accounting Policies
Basis of presentation
The Company prepared the accompanying unaudited consolidated financial statements in accordance with United States generally accepted accounting principles ("GAAP") and applicable rules and regulations of the SEC for interim financial reporting. In the opinion of management, all adjustments necessary for a fair statement of financial position and results of operations have been included. All such adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the interim periods shown in this report are not necessarily indicative of results that may be expected for any future period, including the full year.
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Since the merger between Strive Enterprises, Inc. and Asset Entities has been determined to be a reverse acquisition, with SEI being the accounting acquirer, the Company determined that SEI is the Predecessor and Strive, Inc. is the Successor. The financial information as of December 31, 2024 and for the periods ending September 30, 2024, the period from January 1, 2025 to September 11, 2025, and the period from July 1, 2025 to September 11, 2025 reflect the historical financial information of the Predecessor and are referred to as the "Predecessor Periods". The financial information as of September 30, 2025 and for the period from September 12, 2025 to September 30, 2025 reflect the financial information of Strive, Inc. and are referred to as the "Successor Periods".
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and accompanying notes. Due to uncertainties in the estimation process, actual results could differ from those estimates.
Digital assets, at fair value
The Company accounts for its digital assets, which consist solely of bitcoin, in accordance with Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other. The Company has ownership of and control over its bitcoin and is engaged with multiple geographically dispersed third-party custodial services to store its bitcoin. The Company initially records its digital assets at cost, inclusive of transaction costs and fees. The Company subsequently remeasures its digital assets to fair value at the end of each reporting period in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange. Any changes in fair value are recognized in net income within net unrealized gain (loss) on digital assets. Realized gains or losses are recorded upon the sale of digital assets based upon the difference between the sales price and the carrying value of the specific bitcoin sold.
Fair value measurement
The Company measures certain assets and liabilities at fair value on a recurring or non-recurring basis. Fair value is defined as the price that is expected to be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a three-level hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The three levels of the fair value hierarchy are described below:
Level 1: Quoted (unadjusted) prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2: Inputs other than quoted prices that are either directly or indirectly observable, such as quoted prices in active markets for similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3: Inputs that are generally observable, supported by little or no market activity, and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.
The categorization of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The valuation techniques used by the Company when measuring the fair value prioritize the use of observable inputs and minimize the use of unobservable inputs.
As of September 30, 2025 and December 31, 2024, the fair value of the Company's financial assets and liabilities not held at fair value on the consolidated statements of financial condition equaled the related carrying value given the Level 1 nature and short-term maturities of all.
Earnings per share ("EPS")
Basic net income (loss) per common share is determined by dividing the net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding and assumed outstanding common stock during the period. Diluted net income (loss) per common share is determined by dividing the net income (loss) by the weighted average number of shares of Class A and Class B common stock and potential shares of common stock outstanding during the period. The impact from potential shares of common stock on the diluted earnings per share calculation are included when dilutive. Potential shares of Class A common stock consisting of shares underlying employee share awards and outstanding warrants are computed using the treasury stock method. Potentially dilutive shares are only included in the amount of dilutive shares if their impact results in dilution to net income (loss) per share.
The Company's common stock consists of two classes of common stock, Class A and Class B. Holders of Class A common stock generally have the same rights, including rights to dividends, as holders of Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible at any time, at the option of the holder, into one share of Class A common stock. As such, basic and fully diluted earnings per share for Class A common stock and for Class B common stock are the same. The Company has never declared or paid any cash dividends on either Class A or Class B common stock.
Share-based compensation
Share-based compensation expense is measured based on the grant-date fair value of the share-based awards. The Company recognizes share-based compensation expense for the portion of each stock award that is expected to vest over the estimated period of service and vesting. For awards that contain a performance condition, share-based compensation expense is not recorded until the achievement of the related performance condition is determined to be probable. Forfeitures are recognized as incurred. Share-based compensation expense is recognized on a straight-line basis over the requisite service period of the grant.
Accounting standards adopted in 2024
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures about reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker ("CODM") and (2) included in the reported measure of segment profit or loss. The new standard also requires companies to disclose the title and position of the individual (or the name of the committee) identified as the CODM, allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources, and is applicable to companies with a single reportable segment. The Company adopted the disclosure requirements of ASU 2023-07 during the year ended December 31, 2024.
Accounting standards not yet adopted
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning after December 15, 2024 on a prospective basis, with retrospective application permitted for all prior periods presented. The Company does not expect the additional disclosure requirements under ASU 2023-09 to have a material impact on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires entities to disaggregate in a tabular presentation disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. Specifically, ASU 2024-03 requires disaggregation of expense captions that include any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The requirements are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 and are required to be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company does not expect the additional disclosure requirements under ASU 2024-03 to have a material impact on the consolidated financial statements.
(3) Digital Assets
The Company accounts for its digital assets, which are comprised solely of bitcoin, in accordance with ASC 350, Intangibles - Goodwill and Other. The Company’s digital assets are initially recorded at cost, inclusive of transaction costs and fees. The Company subsequently remeasures its digital assets to fair value at the end of each reporting period in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, resulting in their classification as Level 1 instruments. Any changes in fair value are recognized in net income within net unrealized gain (loss) on digital assets. As of September 30, 2025, there are no contractual restrictions on the Company's holdings of digital assets.
The following table provides a summary of the changes in the Company's digital assets, at fair value for the period from September 12, 2025 to September 30, 2025 (in thousands):

Period from September 12, 2025 to September 30, 2025
Balance, beginning of period	$—
Acquisitions	683,046
Sales	—
Aggregate cost basis	683,046
Change in fair value	(10,133)
Balance, end of period	$672,913

The Company's investments in digital assets are summarized below. The Company did not hold any investments in digital assets prior to September 12, 2025.

	September 30, 2025	December 31, 2024
Approximate number of bitcoin held	5,886	—
Weighted average acquisition cost	116,053	—
Fair value per bitcoin	114,332	—
(4) Business Combination
Acquisition of Asset Entities, Inc.
On May 6, 2025, the Predecessor entered into the Asset Entities Merger Agreement. On September 12, 2025, pursuant to the Asset Entities Merger Agreement, Alpha Merger Sub, Inc., a wholly-owned subsidiary of Asset Entities Inc., merged with and into SEI, with SEI surviving as a wholly owned subsidiary of Asset Entities Inc. Concurrent with the consummation of the transactions contemplated by the Asset Entities Merger Agreement, Asset Entities Inc. was renamed Strive, Inc.
The Company accounted for the transaction as a reverse acquisition under ASC 805, Business Combinations, with SEI being the accounting acquirer based on existing Strive stockholders retaining the majority of the voting interests, as well as the senior management and directors representing the majority of senior management and directors, respectively, following the close of the transaction. As a result, the Company recognized the assets acquired and liabilities assumed at their acquisition date fair value, with goodwill recognized based on the excess of the consideration transferred and the net assets acquired. None of the goodwill acquired was deductible for tax purposes. The initial accounting for the acquisition is provisional because the fair values of certain assets acquired and liabilities assumed have not yet been finalized. The Company expects to finalize the valuation and accounting within the measurement period, which will not exceed one year from the acquisition date.
As part of the Asset Entities acquisition, the Predecessor incurred transaction costs of $10.3 million and $15.7 million during the period from July 1, 2025 to September 11, 2025 and the period from January 1, 2025 to September 11, 2025, respectively, and the Successor incurred transaction costs of $5.6 million during the period from September 12, 2025 to September 30, 2025.
During the period from September 12, 2025 to September 30, 2025, based on the Company's determination to suspend subscriptions on certain legacy Discord servers acquired as part of the acquisition of Asset Entities and a decline in the price of the Company's Class A common stock, the Company performed a goodwill and intangible asset impairment test. Based on this assessment, the Company recognized a goodwill and intangible asset impairment charge totaling $140.8 million during the period from September 12, 2025 to September 30, 2025. As of September 30, 2025 and December 31, 2024, the Company had no goodwill. As of September 30, 2025 and December 31, 2024, the Company had $0.4 million and $0.2 million of intangible assets, respectively.
The following table summarizes the consideration transferred and the assets acquired and liabilities assumed at their acquisition date fair value (in thousands):

Consideration transferred:
Strive, Inc. Class A common stock	$141,140
Assets acquired and liabilities assumed:
Cash and cash equivalents	400
Prepaid expenses	27
Intangible assets	746
Other non-current assets	57
Accounts payable and other liabilities	(129)
Total identifiable net assets	$1,101
Goodwill	140,039
Total	$141,140

Acquisition of Semler Scientific, Inc.
On September 22, 2025, Strive, Inc. entered into that certain Agreement and Plan of Merger (the "Semler Merger Agreement") with Semler Scientific, Inc. ("Semler") (the "Semler Merger"). Upon the terms and subject to the conditions of the Semler Merger Agreement, Semler is expected to become a wholly owned subsidiary of Strive. Entry into the Semler Merger Agreement was unanimously approved by the Board of Directors of each of Strive and Semler. Pursuant to the Semler Merger Agreement, at the effective time of the Semler Merger, each share of common stock, par value $0.001 per share, of Semler issued and outstanding immediately before the effective time (other than treasury shares held by Semler and certain shares held by Strive) will be converted into the right to receive 21.05 shares of Class A common stock, par value $0.001 per share, of Strive. The transaction is subject to customary closing conditions and approval by Semler shareholders. No assurances can be made that the transaction will close at the currently disclosed terms. During the period from September 12, 2025 to September 30, 2025, the Company incurred transaction costs of $1.8 million related to Semler Merger.
(5) Short-term investments
Short-term investments consist of U.S. Treasury Bills that have maturities exceeding three months and less than twelve months at the time of purchase and are stated at amortized cost. The Company classifies short-term investments as held-to-maturity based on the Company's intent to hold the short-term investment to maturity. The Company does not hold any short-term investments as of September 30, 2025. The Company's short-term investments are summarized below (in thousands):

	December 31, 2024
Expiration	Amortized Cost	Cost Basis	Accumulated Accretion	Fair Value
1/31/2025	$4,243	$4,177	$66	$4,243
2/28/2025	4,163	4,149	14	4,163
3/31/2025	4,202	4,167	35	4,202
4/15/2025	4,147	4,128	19	4,147
Total	$16,755	$16,621	$134	$16,755
(6) Revenue
The Company earns a substantial portion of its revenue from investment advisory, consulting services, and subscription revenue. The table below summarizes the Company's investment advisory fees and other revenue (in thousands):

	Successor	Predecessor		Successor	Predecessor
	Period from September 12, 2025 to September 30, 2025	Period from July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024	Period from September 12, 2025 to September 30, 2025	Period from January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Investment advisory fees	$246	$1,283	$950	$246	$4,187	$2,560
Other revenue	9	5	34	9	35	55
Total revenue	$255	$1,288	$984	$255	$4,222	$2,615
No individual customer accounted for 10% or greater of revenue for any period.
(7) Commitments and Contingencies
Contingencies
The Company may be subject to various legal proceedings, claims, and governmental inspections or investigations arising during the ordinary course of business. The outcome of these matters and claims is subject to significant uncertainty, and the Company often cannot predict what the eventual outcome of pending matters will be or the timing of the ultimate resolution of these matters. Fees, expenses, fines, penalties, judgments, or settlement costs which might be incurred by the Company in connection with the various proceedings could adversely affect its results of operations and financial condition. When a loss for a legal claim is determined to be probable and the amount of the loss can be reasonably estimated, the Company establishes an accrued liability. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. In the event there is at least a reasonable possibility that a loss may be incurred but the Company is unable to estimate the specific or range of amounts of such loss, the Company would disclose such contingencies. The Company recognizes gain contingencies when the gain becomes realized or realizable.
During 2025, the Predecessor determined its intent to settle existing litigation matters for a settlement amount of $0.9 million, of which $0.5 million was recovered from insurance, which was recorded as part of employee compensation and benefits for the nine months ended September 30, 2024. Further, during the period from July 1, 2025 to September 11, 2025, the Predecessor repurchased outstanding preferred stock held by the employee.
(8) Share-based Compensation
Pursuant to the Strive 2022 Equity Incentive Plan, adopted on April 12, 2022, and as amended from time to time (together, the "2022 Plan"), the Company may, subject to the terms and limitations of the 2022 Plan, grant compensatory awards, including restricted stock ("RSAs"), stock appreciation rights, restricted stock units ("RSUs"), incentive stock options, and non-statutory stock options.
Incentive Stock Options
Pursuant to the 2022 Plan, options to purchase shares of the Company's common stock may be granted at an exercise price not less than 100% of the fair value of the common stock subject to the option on the date the option is granted. A maximum of 166.0 million shares of common stock were authorized for issuance under the 2022 Plan. Of this amount, 166.0 million shares remain available for future awards as of September 30, 2025.
Restricted Stock and Restricted Stock Units
Pursuant to the 2022 Plan, RSAs and RSUs may be granted to certain employees, directors, and consultants. Substantially all RSAs and RSUs vest over periods ranging from one to four years, pro-rata over the requisite service period, with the first vesting event occurring at the first anniversary of the award's grant date, with subsequent pro-rata vesting events quarterly thereafter. The RSU grants also contain a performance condition requiring a Liquidity Event or IPO, as defined in the 2022 Plan, to occur for the vesting of the RSUs. Compensation cost is recognized using the straight-line method over the requisite service period, to the extent such performance condition is deemed probable, which occurred during the period from September 12, 2025 to September 30, 2025.
The 2022 Plan permits the grant of 58.9 million shares of common stock, of which 14.0 million remain available for future awards as of September 30, 2025.
During the period from September 12, 2025 to September 30, 2025, the Company granted 4.6 million RSU awards with a grant date fair value of $39.3 million. The RSU awards were valued using the market price of our Class A common stock at the grant date.
During the period from July 1, 2025 to September 11, 2025, the Predecessor granted 16 thousand RSU awards (which, after giving effect to the Exchange Ratio as a result of the Asset Entities Merger, equaled 1.2 million RSU awards) with a grant date fair value of $0.8 million.
During the three months ended September 30, 2024, the Predecessor granted 319 thousand RSU awards (which, after giving effect to the Exchange Ratio as a result of the Asset Entities Merger, equaled 22.6 million RSU awards) with a grant date fair value of $12.0 million.
During the period from January 1, 2025 to September 11, 2025, the Predecessor granted 43 thousand RSU awards (which, after giving effect to the Exchange Ratio as a result of the Asset Entities Merger, equaled 3.0 million RSU awards) with a grant date fair value of $2.1 million.
During the nine months ended September 30, 2024, the Predecessor granted 334 thousand RSU awards (which, after giving effect to the Exchange Ratio as a result of the Asset Entities Merger, equaled 23.7 million RSU awards) with a grant date fair value of $12.7 million.
The Company recorded $16.3 million of share-based compensation expense for the period from September 12, 2025 to September 30, 2025, which is included in employee compensation and benefits. No such share-based compensation expense was recorded for previous periods.

At September 30, 2025, aggregate unrecognized compensation expense for unvested equity awards was $42.4 million, which is expected to be recognized over a remaining weighted-average period of 2.7 years.
At December 31, 2024, aggregate unrecognized compensation expense for unvested equity awards was $21.0 million, which is expected to be recognized over a remaining weighted-average period of 3.0 years.
(9) Stockholders' Equity
Preferred Stock:
Authorized Capital
The Company has 21,000,000,000 authorized shares of preferred stock, which have a designated par value of $0.001 per share. As of September 30, 2025, there are no shares of preferred stock outstanding.
Common Stock:
Authorized Capital
The Company has 444,000,000,000 and 21,000,000,000 authorized shares of Class A and Class B common stock, respectively, all of which have a designated par value of $0.001 per share. Each holder of Class A common stock is entitled to one vote per Class A common share held, while each holder of Class B common stock is entitled to ten votes per Class B common share held.
PIPE Financing
On May 26, 2025, Asset Entities Inc. and Strive Enterprises, Inc., entered into subscription agreements with certain accredited investors (the "PIPE Subscribers" and the transactions collectively, the "PIPE Transactions"), pursuant to which the PIPE Subscribers agreed to purchase, and the Company agreed to sell, the Company's Class A common stock at a price of $1.35 per share, with certain PIPE Subscribers agreeing to purchase pre-funded warrants (the "PIPE Pre-Funded Warrants") to purchase shares of Class A common stock at a price of $1.3499 in lieu of Class A common shares. Each PIPE Pre-Funded Warrant gives the holder the right to purchase a share of Class A common stock at an exercise price of $0.0001 per share. For each share of Class A common stock and PIPE Pre-Funded Warrant purchased, the holder received a traditional warrant (the "PIPE Traditional Warrants"), which gives the holder the right to purchase a share of Class A common stock at an exercise price of $1.35 per share.
On September 12, 2025, the Company consummated the PIPE Transactions, pursuant to which it issued 345.5 million shares of Class A common stock, 209.8 million PIPE Pre-Funded Warrants, and 555.3 million PIPE Traditional Warrants, and received gross proceeds of $749.6 million, with the ability to raise $749.6 million in additional gross proceeds upon the exercise of such warrants. Each PIPE Pre-Funded Warrant became immediately exercisable, and will be exercisable until each PIPE Pre-Funded Warrant is exercised in full. Each PIPE Traditional Warrant became immediately exercisable, and will expire on the first anniversary of the effectiveness date of the registration statement covering the resale of the PIPE securities.
Certain of the Company's officers and directors participated in the PIPE Transactions at equivalent terms as third-party participants. Certain members of management, or entities controlled by members of management, purchased 0.3 million shares of Class A common stock and received 0.3 million PIPE Traditional Warrants through their participation in the PIPE Transactions. Certain investment funds that are managed by one of the Company's board members, and in which the director has a limited partner and general partner interest in the funds, participated in the PIPE Transactions, purchasing 1.1 million shares of Class A common stock and 1.1 million Traditional Warrants.
The table below summarizes activity related to the Company's PIPE Traditional Warrants and PIPE Pre-Funded Warrants for the period from September 12, 2025 to September 30, 2025:

	Period from September 12, 2025 to September 30, 2025
	PIPE Traditional Warrants	PIPE Pre-Funded Warrants
PIPE warrants outstanding, beginning of period	—	—
Issued	555,259,256	209,771,462
Exercised	(9,629,629)	(32,525,000)
Expired	—	—
PIPE warrants outstanding, end of period	545,629,627	177,246,462

351 Exchange
On August 22, 2025, Asset Entities Inc. and Strive Enterprises, Inc., entered into exchange agreements with certain accredited investors (the "351 Investors" and the transactions collectively, the "351 Exchange"), pursuant to which the Company agreed to issue and exchange 2.7 million shares of the Company's Class A common stock in exchange for an aggregate amount of 69 bitcoin. The exchange ratio was determined based on the price of bitcoin on August 22, 2025 and an assumed price of $3.00 per share of Class A common stock. The 351 Exchange was completed on September 12, 2025, at which time the Company issued 2.7 million shares of Class A common stock in exchange for 69 bitcoin. For the period from September 12, 2025 to September 30, 2025, the Company recorded a realized loss of $14.7 million based on the difference between the fair value of the Company's Class A common stock at the exchange date and the agreed-upon exchange price, which is recorded in other derivative loss on the Company's consolidated statements of operations.
At-the-Market Common Equity Program
On September 15, 2025, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company, from time to time, at its option, may offer and sell shares of its Class A common stock to or through the Agent, acting as the principal and/or the sole agent, having an aggregate sales price of up to $450.0 million. During the period from September 12, 2025 to September 30, 2025, the Company issued 11.0 million shares of Class A common stock for aggregate gross proceeds of $59.2 million. As of September 30, 2025, the Company has the availability to raise approximately $390.8 million through the issuance and sale of its Class A common stock pursuant to the Sales Agreement.
Share Repurchase Program
On September 15, 2025, the Company's Board of Directors authorized the purchase of up to $500.0 million of its Class A common stock through a share repurchase program. Repurchases may be made from time-to-time, subject to general business and market conditions, other investment opportunities, and applicable legal requirements. Repurchases may be made through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. During the period from September 12, 2025 to September 30, 2025, the Company has not repurchased any Class A common stock. As of September 30, 2025, $500.0 million of Class A common stock remains available for repurchase through the share repurchase program.
(10) Basic and Diluted Earnings (Loss) per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average common stock outstanding during the respective period. The impact from potential shares of common stock on the diluted earnings per common share calculation are included only when dilutive.
Basic and diluted earnings (loss) per common share are calculated as follows (in thousands, except for share and per share data):

	Successor	Predecessor
	Period from September 12, 2025 to September 30, 2025	Period from July 1, 2025 to September 11, 2025	Three months ended September 30, 2024
Numerator:
Net loss	$(192,287)	$(14,366)	$(6,802)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	872,349,183	2,325,783	2,225,816

Income (loss) per common share:
Basic income (loss) per common share	$(0.22)	$(6.18)	$(3.06)
Diluted income (loss) per common share	$(0.22)	$(6.18)	$(3.06)

	Successor	Predecessor
	Period from September 12, 2025 to September 30, 2025	Period from January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Numerator:
Net loss	$(192,287)	$(26,990)	$(17,462)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	872,349,183	2,299,243	2,200,848

Income (loss) per common share:
Basic income (loss) per common share	$(0.22)	$(11.74)	$(7.93)
Diluted income (loss) per common share	$(0.22)	$(11.74)	$(7.93)

During the period from September 12, 2025 to September 30, 2025, 329.4 million weighted-average shares of potential common stock related to outstanding warrants and stock awards were excluded from the computation of diluted earnings (loss) per common share as their impact would have been anti-dilutive.
During the period from July 1, 2025 to September 11, 2025, 1.2 million weighted-average shares of potential common stock were excluded from the computation of diluted earnings (loss) per common share as their impact would have been anti-dilutive and certain performance-contingent RSUs were excluded from the diluted EPS calculation because the contractual contingencies were not met.
During the three months ended September 30, 2024, 1.3 million weighted-average shares of potential common stock were excluded from the computation of diluted earnings (loss) per common share as their impact would have been anti-dilutive and certain performance-contingent RSUs were excluded from the diluted EPS calculation because the contractual contingencies were not met.
During the period from January 1, 2025 to September 11, 2025, 1.2 million weighted-average shares of potential common stock were excluded from the computation of diluted earnings (loss) per common share as their impact would have been anti-dilutive and certain performance-contingent RSUs were excluded from the diluted EPS calculation because the contractual contingencies were not met.
During the nine months ended September 30, 2024, 1.0 million weighted-average shares of potential common stock were excluded from the computation of diluted earnings (loss) per common share as their impact would have been anti-dilutive and certain performance-contingent RSUs were excluded from the diluted EPS calculation because the contractual contingencies were not met.
(11) Income Taxes
The Company had no income tax benefit or expense during the period from September 12, 2025 to September 30, 2025, the period from July 1, 2025 to September 11, 2025, the three months ended September 30, 2024, the period from January 1, 2025 to September 11, 2025, and the nine months ended September 30, 2024, which resulted in an effective tax rate of zero for each period. The Company's effective tax rate differs from the U.S. federal corporate statutory rate of 21.0% primarily due to Company's net loss from operations, which resulted in a net taxable loss for each period. The Company had no net deferred tax asset as of September 30, 2025 and December 31, 2024 due to the establishment of a full valuation allowance.
Internal Revenue Code ("IRC") Section 382 addresses company ownership changes and specifically limits the utilization of certain deduction and tax attributes on an annual basis. As a result of the Asset Entities Merger and the pending Semler Merger, the Company's tax attributes, including net operating losses, may be subject to IRC Section 382 limitations.
(12) Segment Information
Beginning in 2025, the Company's management directs operations as two reportable operating segments, the “Asset Management” segment, which provides investment advisory services and the "Corporate and Other" segment, which includes the Company's bitcoin treasury operations. Prior to 2025, the Company's management evaluated performance and allocated resources in consideration of only one operating segment, the Asset Management segment, as the Company's sole operations were related to its asset management business, with no consideration of a potential bitcoin treasury strategy. As a result, prior to 2025, all revenues and expenses were related to the Company's Asset Management segment. Beginning in 2025, costs that are not directly allocable to a specific operating segment, including, but not limited to, employee-related costs, general and administrative expenses, such as rent expense, and depreciation and amortization, are allocated using a reasonable allocation methodology, which is primarily represented by the relative percentage of resources used by each segment.
The Company's CODM is its Chief Executive Officer, who utilizes key financial metrics, including net income (loss), to assess performance and make decisions regarding allocation of resources, such as capital allocation, determining compensation, and managing costs. The CODM also evaluates significant revenues and expenses by reportable segment to evaluate key operating decisions.
The following summarizes the information reviewed by the CODM to evaluate the Company's Asset Management and Corporate and Other net income (loss) for the period from September 12, 2025 to September 30, 2025, the period from July 1, 2025 to September 11, 2025, and the three months ended September 30, 2024 (amounts in thousands):

	Period from September 12, 2025 to September 30, 2025 (Successor)
	Asset Management	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$246	$—	$246
Other revenue	—	9	9
Total revenues	246	9	255

Operating expenses:
Fund management and administration	282	—	282
Employee compensation and benefits	3,129	15,591	18,720
General and administrative expense	91	354	445
Marketing and advertising	3	15	18
Depreciation and amortization	—	12	12
Total operating expenses	3,505	15,972	19,477

Investment gains/(losses):
Net unrealized loss on digital assets	—	(10,133)	(10,133)
Other derivative loss	—	(14,731)	(14,731)
Net investment gains/(losses)	—	(24,864)	(24,864)

Net operating loss	(3,259)	(40,827)	(44,086)

Other income/(expense):
Other income	3	65	68
Transaction costs	—	(7,484)	(7,484)
Goodwill and intangible asset impairment	—	(140,785)	(140,785)
Total other income/(expense)	3	(148,204)	(148,201)

Net loss before income taxes	(3,256)	(189,031)	(192,287)
Income tax benefit/(expense)	—	—	—
Net loss	$(3,256)	$(189,031)	$(192,287)

	Period from July 1, 2025 to September 11, 2025 (Predecessor)
	Asset Management	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$1,283	$—	$1,283
Other revenue	—	5	5
Total revenues	1,283	5	1,288

Operating expenses:
Fund management and administration	1,251	—	1,251
Employee compensation and benefits	1,550	1,601	3,151
General and administrative expense	252	619	871
Marketing and advertising	10	58	68
Depreciation and amortization	—	43	43
Total operating expenses	3,063	2,321	5,384

Investment gains/(losses):
Net unrealized loss on digital assets	—	—	—
Other derivative loss	—	—	—
Net investment gains/(losses)	—	—	—

Net operating loss	(1,780)	(2,316)	(4,096)

Other income/(expense):
Other income/(expense)	15	(5)	10
Transaction costs	—	(10,280)	(10,280)
Goodwill and intangible asset impairment	—	—	—
Total other income/(expense)	15	(10,285)	(10,270)

Net loss before income taxes	(1,765)	(12,601)	(14,366)
Income tax benefit/(expense)	—	—	—
Net loss	$(1,765)	$(12,601)	$(14,366)

	Three Months Ended September 30, 2024 (Predecessor)
	Asset Management	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$950	$—	$950
Other revenue	34	—	34
Total revenues	984	—	984

Operating expenses:
Fund management and administration	1,272	—	1,272
Employee compensation and benefits	2,182	—	2,182
General and administrative expense	4,404	—	4,404
Marketing and advertising	89	—	89
Depreciation and amortization	47	—	47
Total operating expenses	7,994	—	7,994

Investment gains/(losses):
Net unrealized loss on digital assets	—	—	—
Other derivative loss	—	—	—
Net investment gains/(losses)	—	—	—

Net operating loss	(7,010)	—	(7,010)

Other income/(expense):
Other income	208	—	208
Transaction costs	—	—	—
Goodwill and intangible asset impairment	—	—	—
Total other income/(expense)	208	—	208

Net loss before income taxes	(6,802)	—	(6,802)

Income tax benefit/(expense)	—	—	—
Net loss	$(6,802)	$—	$(6,802)
The following summarizes the information reviewed by the CODM to evaluate the Company's Asset Management and Corporate and Other net income (loss) for the period from September 12, 2025 to September 30, 2025, the period from January 1, 2025 to September 11, 2025, and the nine months ended September 30, 2024 (amounts in thousands):

	Period from September 12, 2025 to September 30, 2025 (Successor)
	Asset Management	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$246	$—	$246
Other revenue	—	9	9
Total revenues	246	9	255

Operating expenses:
Fund management and administration	282	—	282
Employee compensation and benefits	3,129	15,591	18,720
General and administrative expense	91	354	445
Marketing and advertising	3	15	18
Depreciation and amortization	—	12	12
Total operating expenses	3,505	15,972	19,477

Investment gains/(losses):
Net unrealized loss on digital assets	—	(10,133)	(10,133)
Other derivative loss	—	(14,731)	(14,731)
Net investment gains/(losses)	—	(24,864)	(24,864)

Net operating loss	(3,259)	(40,827)	(44,086)

Other income/(expense):
Other income	3	65	68
Transaction costs	—	(7,484)	(7,484)
Goodwill and intangible asset impairment	—	(140,785)	(140,785)
Total other income/(expense)	3	(148,204)	(148,201)

Net loss before income taxes	(3,256)	(189,031)	(192,287)
Income tax benefit/(expense)	—	—	—
Net loss	$(3,256)	$(189,031)	$(192,287)

	Period from January 1, 2025 to September 11, 2025 (Predecessor)
	Asset Management	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$4,187	$—	$4,187
Other revenue	7	28	35
Total revenues	4,194	28	4,222

Operating expenses:
Fund management and administration	4,250	—	4,250
Employee compensation and benefits	4,861	2,361	7,222
General and administrative expense	2,672	1,557	4,229
Marketing and advertising	88	143	231
Depreciation and amortization	52	97	149
Total operating expenses	11,923	4,158	16,081

Investment gains/(losses):
Net unrealized loss on digital assets	—	—	—
Other derivative loss	—	—	—
Net investment gains/(losses)	—	—	—

Net operating loss	(7,729)	(4,130)	(11,859)

Other income/(expense):
Other income	360	226	586
Transaction costs	—	(15,717)	(15,717)
Goodwill and intangible asset impairment	—	—	—
Total other income/(expense)	360	(15,491)	(15,131)

Net loss before income taxes	(7,369)	(19,621)	(26,990)
Income tax benefit/(expense)	—	—	—
Net loss	$(7,369)	$(19,621)	$(26,990)

	Nine Months Ended September 30, 2024 (Predecessor)
	Asset Management	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$2,560	$—	$2,560
Other revenue	55	—	55
Total revenues	2,615	—	2,615

Operating expenses:
Fund management and administration	3,488	—	3,488
Employee compensation and benefits	6,465	—	6,465
General and administrative expense	10,040	—	10,040
Marketing and advertising	443	—	443
Depreciation and amortization	141	—	141
Total operating expenses	20,577	—	20,577

Investment gains/(losses):
Net unrealized loss on digital assets	—	—	—
Other derivative loss	—	—	—
Net investment gains/(losses)	—	—	—

Net operating loss	(17,962)	—	(17,962)

Other income/(expense):
Other income	500	—	500
Transaction costs	—	—	—
Goodwill and intangible asset impairment	—	—	—
Total other income/(expense)	500	—	500

Net loss before income taxes	(17,462)	—	(17,462)
Income tax benefit/(expense)	—	—	—
Net loss	$(17,462)	$—	$(17,462)

The total assets of the Company's operating segments are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
	(Successor)	(Predecessor)
Asset Management	$1,471	$28,197
Corporate & Other	791,105	—
Total	$792,576	$28,197
(13) Subsequent Events
Digital asset update
During the period from October 1, 2025 to November 7, 2025, the Company purchased approximately 1,639.4 bitcoin at an average price of approximately $103,799.81 per bitcoin, for a total purchase amount of $170.2 million, inclusive of fees and expenses.
Capital stock update
As of November 7, 2025, the Company had 592,579,510 and 222,904,100 shares of Class A common stock and Class B common stock outstanding, respectively.
Exercise of PIPE Pre-Funded Warrants
During the period from October 1, 2025 to November 7, 2025, 113,072,210 PIPE Pre-Funded Warrants were exercised for shares of Class A common stock. As of November 7, 2025, 64,174,252 PIPE Pre-Funded Warrants remain outstanding.
Exercise of PIPE Traditional Warrants
During the period from October 1, 2025 to November 7, 2025, the Company received gross proceeds of $14.9 million through the exercise of 11,073,518 PIPE Traditional Warrants. As of November 7, 2025, 534,556,109 PIPE Traditional Warrants remain outstanding.
At-the-market offering
During the period from October 1, 2025 to November 7, 2025, the Company issued an aggregate of 2,375,138 shares of its Class A common stock under the Sales Agreement for aggregate gross proceeds of $6.2 million. As of November 7, 2025, the Company has the availability to raise approximately $384.6 million through the issuance and sale of its Class A common stock pursuant to the Sales Agreement.
Initial public offering of SATA Stock
On November 10, 2025, the Company completed a registered public offering of 2,000,000 shares of its Variable Rate Series A Perpetual Preferred Stock (“SATA Stock”), at a price to the public of $80.00 per share, for net proceeds of approximately $149.3 million, after deducting the underwriting discounts and commissions and the Company’s estimated offering expenses. The Company filed a certificate of designation with the Secretary of State of the State of Nevada designating and establishing the terms of the SATA Stock. The SATA Stock is listed for trading on the Nasdaq Global Market under the symbol “SATA.”
The SATA Stock accumulates cumulative dividends ("regular dividends") at a variable rate (as described below) per annum on the stated amount of $100 per share thereof. Regular dividends on the SATA Stock will be payable when, as and if declared by the Company’s board of directors or any duly authorized committee thereof, out of funds legally available for their payment, monthly in arrears on the 15th calendar day of each calendar month, beginning on December 15, 2025. The initial monthly regular dividend rate per annum is 12.00%. However, the Company has the right, in its sole and absolute discretion, to adjust the monthly regular dividend rate per annum applicable to subsequent regular dividend periods. The Company’s right to adjust the monthly regular dividend rate per annum is subject to certain restrictions. For example, the Company is not permitted to reduce the monthly regular dividend rate per annum that will apply to any regular dividend period (i) by more than the following amount from the monthly regular dividend rate per annum applicable to the prior regular dividend period: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the one-month term secured overnight financing rate (“SOFR”) rate on the first business day of such prior regular dividend period, over (y) the minimum of the one-month term SOFR rates that occur on the business days during the period from, and including, the first business day of such prior regular dividend period to, and including, the last business day of such prior regular dividend period; or (ii) to a rate per annum that is less than the one-month term SOFR rate in effect on the business day before the Company provides notice of the next monthly regular dividend rate per annum. In addition, the Company is not entitled to elect to reduce the monthly regular dividend rate per annum unless and until (x) three (3) months following the initial issue date, or such earlier time as the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day of twenty (20) consecutive trading days at any time during the three (3) months following the initial issuance date exceeds $100, (y) all accumulated regular dividends, if any, on the SATA Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full, and (z) the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day during the immediately preceding regular dividend period is not less than $99 per share. The Company’s current intention (which is subject to change in the Company’s sole and absolute discretion) is to adjust the monthly regular dividend rate per annum in such manner as the Company believes will maintain SATA Stock’s trading price within its stated long-term range of $95 and $105 per share. Declared regular dividends on the SATA Stock will be payable solely in cash. In the event that any accumulated regular dividend on the SATA Stock is not paid on the applicable regular dividend payment date, then additional regular dividends (“SATA compounded dividends”) will accumulate on the amount of such unpaid regular dividend, compounded monthly. The compounded dividend rate applicable to any unpaid regular dividend that was due on a regular dividend payment date (or, if such regular dividend payment date is not a business day, the next business day) will initially be a rate per annum equal to 12.00% plus 25 basis points; provided, however, that, until such regular dividend, together with compounded dividends thereon, is paid in full, such compounded dividend rate will increase by 25 basis points per month for each subsequent regular dividend period, up to a maximum dividend rate of 20% per annum. The SATA Stock also has certain redemption and repurchase rights, in the manner, and subject to the terms, set forth in the SATA Stock certificate of designation.
The Company has evaluated subsequent events through the date of this Quarterly Report on Form 10-Q and determined that, except as disclosed within these consolidated financial statements, there have been no other events that have occurred that would require accrual or additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. References to "we", "us", "our", or "the Company" refer to Strive, Inc. and its consolidated subsidiaries unless specifically stated otherwise.
Cautionary Statement Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder, which statements involve inherent risks and uncertainties. Such statements are often characterized by the use of qualified words (and their derivatives) such as “may,” “will,” “anticipate,” “could,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “predict,” “potential,” “assume,” “forecast,” “target,” “budget,” “outlook,” “trend,” “guidance,” “objective,” “goal,” “strategy,” “opportunity,” and “intend,” as well as words of similar meaning or other statements concerning opinions or judgment of the Company or its management about future events. Forward-looking statements are based on assumptions as of the time they are made and are subject to risks, uncertainties and other factors that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results expressed or implied by such forward-looking statements.
Although Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results of Company will not differ materially from any projected future results expressed or implied by such forward-looking statements. Additional factors that could cause results to differ materially from those described above can be found under the “Risk Factors” heading in Company’s Annual Report on Form 10-K, under the “Risk Factors” heading in Company’s Form S-4 filed on August 6, 2025 and October 10, 2025, under the “Supplementary Risk Factors” filed as an exhibit to Company’s Current Report on Form 8-K filed on September 24, 2025, and the risks that can be found in Company’s other documents filed with the SEC. The actual results anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Company. Investors are cautioned not to rely too heavily on any such forward-looking statements. Forward-looking statements contained in this Quarterly Report speak only as of the date hereof, and Company undertakes no obligation to update or clarify these forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.
Overview
Strive was founded with a mission to maximize long-term value for shareholders through the unapologetic embrace of capitalism, meritocracy and innovation. Following the completion of Strive Enterprises, Inc.'s reverse acquisition of Asset Entities Inc. in September 2025, Strive began operating as a publicly traded company and began deploying capital to execute on its bitcoin treasury strategy, becoming the first publicly traded bitcoin treasury asset management firm.
As of September 30, 2025, the Company manages over $2.0 billion in assets under management ("AUM") across 13 exchange, collective investment trusts, and a direct indexing platform. These activities provide recurring, fee-based revenue streams which increase with AUM. Beginning in fiscal year 2026, we plan to operate our asset-management segment within a single-digit-million dollar operating loss to single-digit-million dollar operating profit range.
Our Bitcoin Strategy
Our bitcoin strategy generally involves, from time to time, subject to market conditions and the need for cash and cash equivalents to meet short-term working capital requirements, (i) acquiring bitcoin using open market purchases using available cash, which may be raised from our operating activities as well as capital raising initiatives, such as issuing equity and fixed income offerings, among other capital raise strategies (collectively, "beta" initiatives) and (ii) acquiring bitcoin through alpha strategies, such as acquiring bitcoin through strategic M&A activity or other transactions, resulting in the acquisition of bitcoin at a discount relative to market value, which are intended to deliver returns above and beyond what beta initiatives may deliver alone.
As of September 30, 2025, the Company held approximately 5,886 bitcoin, with a total cost of $683.0 million, and a fair value of $672.9 million, which were acquired at an average price of $116,053, including fees and expenses.

Available Information
Our website is located at www.strive.com. We make available free of charge, on or through the Investor Relations section of our website (https://investors.strive.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such reports with the SEC. Information found on our website is not part of this Quarterly Report or any other report filed with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file or furnish electronically with the SEC at www.sec.gov. We also maintain a dashboard on our website (https://treasury.strive.com/) as a disclosure channel for providing broad, non-exclusionary distribution of information regarding the Company to the public, including information regarding market prices of our outstanding securities, bitcoin purchases and holdings, certain KPI metrics and other supplemental information, and as one means of disclosing non-public information in compliance with our disclosure obligations under Regulation FD. Investors and others are encouraged to regularly review the information that we make public via the website dashboard.
Recent Developments
Third quarter highlights
On May 6, 2025, Strive Enterprises, Inc. entered into that certain Agreement and Plan of Merger, dated as of May 6, 2025, as amended by that certain Amended and Restated Agreement and Plan of Merger, dated as of June 27, 2025 (the "Asset Entities Merger Agreement"), with Asset Entities Inc. On September 12, 2025, pursuant to the Asset Entities Merger Agreement, Alpha Merger Sub, Inc., a wholly-owned subsidiary of Asset Entities, merged with and into Strive Enterprises, Inc., with Strive Enterprises, Inc. surviving as a wholly owned subsidiary of Asset Entities. Concurrent with the consummation of the transactions contemplated by the Asset Entities Merger Agreement, Asset Entities Inc. was renamed Strive, Inc. and became the first bitcoin treasury asset management firm.
Concurrent with the consummation of the Asset Entities Merger, the Company closed its previously announced PIPE financing transaction, issuing Class A common stock and pre-funded warrants to raise $749.6 million in gross proceeds, with the ability to raise $749.6 million in additional gross proceeds upon the exercise of traditional warrants issued to PIPE participants. In addition, the Company completed an exchange pursuant to Section 351 of the Internal Revenue Code of 1986, as amended, with certain accredited investors, in which the Company exchanged 2.7 million shares of Class A common stock for 69 bitcoin (the "351 Exchange"). The bitcoin acquired through the 351 Exchange, along with open market purchases of 5,817 bitcoin by the Company, resulted in the Company acquiring an aggregate of 5,886 bitcoin during the period from September 12, 2025 to September 30, 2025.
On September 15, 2025, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company, from time to time, at its option, may offer and sell shares of its Class A common stock to or through the Agent, acting as the principal and/or the sole agent, having an aggregate sales price of up to $450.0 million. During the period from September 12, 2025 to September 30, 2025, the Company issued 11.0 million shares of Class A common stock for aggregate gross proceeds of $59.2 million. As of September 30, 2025, the Company has the availability to raise approximately $390.8 million through the issuance and sale of its Class A common stock pursuant to the Sales Agreement.
On September 22, 2025, the Company entered into that certain Agreement and Plan of Merger (the "Semler Merger Agreement") with Semler Scientific, Inc. ("Semler" and the transaction, the "Semler Merger"). Upon the terms and subject to the conditions of the Semler Merger Agreement, Semler is expected to become a wholly owned subsidiary of Strive. Entry into the Semler Merger Agreement was unanimously approved by the Board of Directors of each of Strive and Semler. Pursuant to the Semler Merger Agreement, at the effective time of the Semler Merger, each share of common stock, par value $0.001 per share, of Semler issued and outstanding immediately before the effective time (other than treasury shares held by Semler and certain shares held by Strive) will be converted into the right to receive 21.05 shares of Class A common stock, par value $0.001 per share, of Strive. The transaction is subject to customary closing conditions and approval by Semler shareholders. No assurances can be made that the transaction will close at the currently disclosed terms.
On November 10, 2025, the Company completed a registered public offering of 2,000,000 shares of its Variable Rate Series A Perpetual Preferred Stock (“SATA Stock”), at a price to the public of $80.00 per share, for net proceeds of approximately $149.3 million, after deducting the underwriting discounts and commissions and the Company’s estimated offering expenses. The Company filed a certificate of designation with the Secretary of State of the State of Nevada designating and establishing the terms of the SATA Stock. The SATA Stock is listed for trading on the Nasdaq Global Market under the symbol “SATA.” All net proceeds from the offering were used for general corporate purposes, including the acquisition of bitcoin and for working capital.

Results of Operations
The comparability of our operating results for the period from September 12, 2025 to September 30, 2025 (Successor), for the period from July 1, 2025 to September 11, 2025 (Predecessor), and for the three months ended September 30, 2024 (Predecessor) as well as the comparability of our operating results for the period from September 12, 2025 to September 30, 2025 (Successor), for the period from January 1, 2025 to September 11, 2025 (Predecessor), and for the nine months ended September 30, 2024 (Predecessor) was impacted by our Asset Entities Merger and may not be comparable. For the purposes of the comparison of the results of operations below, we have compared the relevant Predecessor three and nine months ended September 30, 2025 to the respective combined Predecessor and Successor periods of 2025.
Comparison of the Three Months Ended September 30, 2025 and the Three Months Ended September 30, 2024
The following table presents information regarding the consolidated results of operations for the period from September 12, 2025 to September 30, 2025 (Successor) and for the period from July 1, 2025 to September 11, 2025 (Predecessor) compared to the three months ended September 30, 2024 (Predecessor) (amounts in thousands, other than percentages):

	Successor	Predecessor		Increase (Decrease)
	Period from September 12, 2025 to September 30, 2025	Period from July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024	$	%
Revenues:
Investment advisory fees	$246	$1,283	$950	$579	60.9%
Other revenue	9	5	34	(20)	(58.8)%
Total revenues	255	1,288	984	559	56.8%

Operating expenses:
Fund management and administration	282	1,251	1,272	261	20.5%
Employee compensation and benefits	18,720	3,151	2,182	19,689	902.3%
General and administrative expense	445	871	4,404	(3,088)	(70.1)%
Marketing and advertising	18	68	89	(3)	(3.4)%
Depreciation and amortization	12	43	47	8	17.0%
Total operating expenses	19,477	5,384	7,994	16,867	211.0%

Investment gains/(losses):
Net unrealized loss on digital assets	(10,133)	—	—	(10,133)	(100.0)%
Other derivative loss	(14,731)	—	—	(14,731)	(100.0)%
Net investment gains/(losses)	(24,864)	—	—	(24,864)	(100.0)%

Net operating loss	(44,086)	(4,096)	(7,010)	(41,172)	587.3%

Other income/(expense):
Other income	68	10	208	(130)	(62.5)%
Transaction costs	(7,484)	(10,280)	—	(17,764)	(100.0)%
Goodwill and intangible asset impairment	(140,785)	—	—	(140,785)	(100.0)%
Total other income/(expense)	(148,201)	(10,270)	208	(158,679)	(76,288.0)%

Net loss before income taxes	(192,287)	(14,366)	(6,802)	(199,851)	2,938.1%
Income tax benefit/(expense)	—	—	—	—	—%

Net loss	$(192,287)	$(14,366)	$(6,802)	$(199,851)	2,938.1%
Investment advisory fees
Investment advisory fees increased by $0.6 million, or 60.9%, to $1.5 million ($0.2 million for the period from September 12, 2025 to September 30, 2025 and $1.3 million for the period from July 1, 2025 to September 11, 2025) from $1.0 million for the three months ended September 30, 2024. This increase was driven by an increase in assets under management of Strive offerings.
Other revenue
Other revenue remained at less than $0.1 million during all periods.
Fund management and administration
Fund management and administration expense increased by $0.3 million, or 20.5%, to $1.5 million ($0.3 million for the period from September 12, 2025 to September 30, 2025 and $1.3 million for the period from July 1, 2025 to September 11, 2025) from $1.3 million for the three months ended September 30, 2024. This increase was primarily due to an expansion in AUM held within previously launched Strive funds.
Employee compensation and benefits
Employee compensation and benefits expense increased by $19.7 million, or 902.3%, to $21.9 million ($18.7 million for the period from September 12, 2025 to September 30, 2025 and $3.2 million for the period from July 1, 2025 to September 11, 2025) from $2.2 million for the three months ended September 30, 2024. This increase was primarily a result of stock compensation expense recorded during the period from September 12, 2025 to September 30, 2025 as a result of the achievement of the liquidity event performance condition, which resulted in an increase of $16.3 million, largely due to the one-time catch up of previously time-vested awards. This was paired with an increase in the average headcount in 2025 compared to 2024.
General and administrative expense
General and administrative expense decreased by $3.1 million, or (70.1)%, to $1.3 million ($0.4 million for the period from September 12, 2025 to September 30, 2025 and $0.9 million for the period from July 1, 2025 to September 11, 2025) from $4.4 million for the three months ended September 30, 2024. This decrease was primarily due to a decrease in legal and consulting expenses of $3.0 million related to the launch of the wealth management business line in late 2024, regulatory compliance consultations, general counsel representation and various legal matters throughout 2024.
Marketing and advertising
Marketing and advertising remained at less than $0.1 million during all periods.
Depreciation and amortization
Depreciation and amortization remained at less than $0.1 million during all periods presented.
Net unrealized loss on digital assets
Net unrealized loss on digital assets increased by $10.1 million, or (100.0)%, to $10.1 million for the period from September 12, 2025 to September 30, 2025. The Company did not hold any digital assets throughout periods prior to September 12, 2025.
Other derivative loss
Other derivative loss increased by $14.7 million, or (100.0)%, to $14.7 million for the period from September 12, 2025 to September 30, 2025, which was driven by the market price of the Company's Class A common stock being higher than the price agreed-upon as part of the exchange of bitcoin for Class A common shares at the exchange date.
Other income
Other income decreased by $0.1 million, or (62.5)%, to $0.1 million ($68 thousand for the period from September 12, 2025 to September 30, 2025 and $10 thousand for the period from July 1, 2025 to September 11, 2025) from $0.2 million for the three months ended September 30, 2024. This decrease was due to decreases in market interest rates as well as a non-recurring expense incurred during the period from July 1, 2025 to September 11, 2025.
Transaction costs

Transaction costs increased by $17.8 million, or (100.0)%, to $17.8 million ($7.5 million for the period from September 12, 2025 to September 30, 2025 and $10.3 million for the period from July 1, 2025 to September 11, 2025) from no transaction costs for the three months ended September 30, 2024. This increase was primarily due to accounting and legal costs incurred related to the Asset Entities Merger and the pending Semler Merger, which did not occur during the three months ended September 30, 2024.
Goodwill and intangible asset impairment
Goodwill and intangible asset impairment increased by $140.8 million, or (100.0)%, to $140.8 million for the period from September 12, 2025 to September 30, 2025. The Company performed an impairment assessment of goodwill and intangible assets acquired as part of the Asset Entities Merger and determined that these assets were impaired. No such impairments occurred during the three months ended September 30, 2024.
Comparison of the Nine Months Ended September 30, 2025 and the Nine Months Ended September 30, 2024
The following table presents information regarding the consolidated results of operations for the period from September 12, 2025 to September 30, 2025 (Successor) and for the period from January 1, 2025 to September 11, 2025 (Predecessor) compared to the nine months ended September 30, 2024 (Predecessor) (amounts in thousands, other than percentages):

	Successor	Predecessor		Increase (Decrease)
	Period from September 12, 2025 to September 30, 2025	Period from January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024	$	%
Revenues:
Investment advisory fees	$246	$4,187	$2,560	$1,873	73.2%
Other revenue	9	35	55	(11)	(20.0)%
Total revenues	255	4,222	2,615	1,862	71.2%

Operating expenses:
Fund management and administration	282	4,250	3,488	1,044	29.9%
Employee compensation and benefits	18,720	7,222	6,465	19,477	301.3%
General and administrative expense	445	4,229	10,040	(5,366)	(53.4)%
Marketing and advertising	18	231	443	(194)	(43.8)%
Depreciation and amortization	12	149	141	20	14.2%
Total operating expenses	19,477	16,081	20,577	14,981	72.8%

Investment gains/(losses):
Net unrealized loss on digital assets	(10,133)	—	—	(10,133)	(100.0)%
Other derivative loss	(14,731)	—	—	(14,731)	(100.0)%
Net investment gains/(losses)	(24,864)	—	—	(24,864)	(100.0)%

Net operating loss	(44,086)	(11,859)	(17,962)	(37,983)	211.5%

Other income/(expense):
Other income	68	586	500	154	30.8%
Transaction costs	(7,484)	(15,717)	—	(23,201)	(100.0)%
Goodwill and intangible asset impairment	(140,785)	—	—	(140,785)	(100.0)%
Total other income/(expense)	(148,201)	(15,131)	500	(163,832)	(32,766.4)%

Net loss before income taxes	(192,287)	(26,990)	(17,462)	(201,815)	1,155.7%
Income tax benefit/(expense)	—	—	—	—	—%
Net loss	$(192,287)	$(26,990)	$(17,462)	$(201,815)	1,155.7%

Investment advisory fees
Investment advisory fees increased by $1.9 million, or 73.2%, to $4.4 million ($0.2 million for the period from September 12, 2025 to September 30, 2025 and $4.2 million for the period from January 1, 2025 to September 11, 2025) from $2.6 million for the nine months ended September 30, 2024. This increase was driven by an increase in assets under management of existing Strive offerings, leading to an increase in investment advisory fees of $1.8 million, coupled with additional Strive fund offerings launched in 2024 and 2025.
Other revenue
Other revenue remained at less than $0.1 million during all periods.
Fund management and administration
Fund management and administration expense increased by $1.0 million, or 29.9%, to $4.5 million ($0.3 million for the period from September 12, 2025 to September 30, 2025 and $4.3 million for the period from January 1, 2025 to September 11, 2025) from $3.5 million for the nine months ended September 30, 2024. This increase was primarily due to expansion in AUM held within previously launched Strive funds, which led to a $0.8 million increase, as well as additional Strive fund offerings launched
Employee compensation and benefits
Employee compensation and benefits expense increased by $19.5 million, or 301.3%, to $25.9 million ($18.7 million for the period from September 12, 2025 to September 30, 2025 and $7.2 million for the period from January 1, 2025 to September 11, 2025) from $6.5 million for the nine months ended September 30, 2024. This increase was primarily a result of stock compensation expense recorded during the period from September 12, 2025 to September 30, 2025 as a result of the achievement of the liquidity event performance condition, which resulted in an increase of $16.3 million, largely due to the one-time catch up of previously time-vested awards. This was paired with an increase in the average headcount in 2025 compared to 2024.
General and administrative expense
General and administrative expense decreased by $5.4 million, or (53.4)%, to $4.7 million ($0.4 million for the period from September 12, 2025 to September 30, 2025 and $4.2 million for the period from January 1, 2025 to September 11, 2025) from $10.0 million for the nine months ended September 30, 2024. This decrease was primarily due to a decrease in legal and consulting expenses of $5.1 million related to the launch of the wealth management business line in late 2024, regulatory compliance consultations, general counsel representation and various legal matters throughout 2024.
Marketing and advertising
Marketing and advertising decreased by less than $0.2 million, or (43.8)%, to $0.2 million ($18 thousand for the period from September 12, 2025 to September 30, 2025 and $0.2 million for the period from January 1, 2025 to September 11, 2025) from $0.4 million for the nine months ended September 30, 2024. This decrease was primarily due to additional marketing consulting and advertising services as a result of additional public relations efforts throughout 2024.
Depreciation and amortization
Depreciation and amortization increased by less than $0.1 million, or 14.2%, to $0.2 million ($12 thousand for the period from September 12, 2025 to September 30, 2025 and $0.1 million for the period from January 1, 2025 to September 11, 2025) from $0.1 million for the nine months ended September 30, 2024. This increase was due to purchases of property, plant, and equipment during 2024.
Net unrealized loss on digital assets
Net unrealized loss on digital assets increased by $10.1 million, or (100.0)%, to $10.1 million for the period from September 12, 2025 to September 30, 2025. The Company did not hold any digital assets during periods prior to September 12, 2025.
Other derivative loss

Other derivative loss increased by $14.7 million, or (100.0)%, to $14.7 million for the period from September 12, 2025 to September 30, 2025, which was driven by the market price of the Company's Class A common stock being higher than the price agreed-upon as part of the exchange of bitcoin for Class A common shares at the exchange date.
Other income
Other income increased by $0.2 million, or 30.8%, to $0.7 million ($68 thousand for the period from September 12, 2025 to September 30, 2025 and $0.6 million for the period from January 1, 2025 to September 11, 2025) from $0.5 million for the nine months ended September 30, 2024. This increase was due to an increase in the average level of holdings of interest-bearing assets during 2025 as compared to 2024.
Transaction costs
Transaction costs increased by $23.2 million, or (100.0)%, to $23.2 million ($7.5 million for the period from September 12, 2025 to September 30, 2025 and $15.7 million for the period from January 1, 2025 to September 11, 2025) from no transaction costs for the nine months ended September 30, 2024. This increase was primarily due to accounting and legal costs incurred related to the Asset Entities Merger and the pending Semler Merger, which did not occur during the nine months ended September 30, 2024.
Goodwill and intangible asset impairment
Goodwill and intangible asset impairment increased by $140.8 million, or (100.0)%, to $140.8 million for the period from September 12, 2025 to September 30, 2025. The Company performed an impairment assessment of goodwill and intangible assets acquired as part of the Asset Entities Merger and determined that these assets were impaired. No such impairments occurred during the nine months ended September 30, 2024.
Liquidity and Capital Resources
Liquidity
The following table summarizes Strive's available liquidity (in thousands):

	September 30, 2025	December 31, 2024
	(Successor)	(Predecessor)
Cash and cash equivalents	$109,069	$6,155
Short-term investments	—	16,755
Digital assets, at fair value	672,913	—
Total liquidity	$781,982	$22,910
Our principal sources of liquidity are cash and cash equivalents and short-term investments. Cash and cash equivalents may include holdings in bank demand deposits, money market investments, and certificates of deposit. Strive considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Short-term investments consist of U.S. Treasury Bills that have a maturity exceeding three months and less than 12 months at the time of purchase. Strive classifies short-term investments as held-to-maturity based on Strive’s intent and ability to hold these investments until maturity. The Company decreased holdings of short-term investments period-over-period, instead holding in cash and cash equivalents, to meet commitments from recent transactions and to opportunistically invest in bitcoin and bitcoin-related product investments.
Although the Company holds significant investments in bitcoin, all of which are unencumbered, the Company's intention is to hold these assets and not liquidate any such investments for working capital needs.
Management believes that Strive's liquidity position puts the Company in a position of strategic advantage to execute on strategic initiatives and meet working capital needs for at least the next twelve months.
Capital resources
On September 12, 2025, the Company consummated a private offering of Class A common stock, Pre-Funded Warrants, and Traditional Warrants, pursuant to which it issued 345.5 million shares of Class A common stock, 209.8 million PIPE Pre-Funded Warrants, and 555.3 million PIPE Traditional Warrants, and received gross proceeds of $749.6 million, with the ability to raise $749.6 million in additional gross proceeds upon the exercise of such warrants. Each PIPE Pre-Funded Warrant became immediately exercisable, and will be exercisable until each PIPE Pre-Funded Warrant is exercised in full.

Each PIPE Traditional Warrant became immediately exercisable, and will expire on the first anniversary of the effectiveness date of the registration statement covering the resale of the PIPE securities.
On September 15, 2025, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company, from time to time, at its option, may offer and sell shares of its Class A common stock to or through the Agent, acting as the principal and/or the sole agent, having an aggregate sales price of up to $450.0 million. During the period from September 12, 2025 to September 30, 2025, the Company issued 11.0 million shares of Class A common stock for aggregate gross proceeds of $59.2 million. As of September 30, 2025, the Company has the availability to raise approximately $390.8 million through the issuance and sale of its Class A common stock pursuant to the Sales Agreement.
On September 15, 2025, the Company's Board of Directors authorized the purchase of up to $500.0 million of its Class A common stock through a share repurchase program. Repurchases may be made from time-to-time, subject to general business and market conditions, other investment opportunities, and applicable legal requirements. Repurchases may be made through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. During the period from September 12, 2025 to September 30, 2025, the Company has not repurchased any Class A common stock. As of September 30, 2025, $500.0 million of our Class A common stock remains available through the share repurchase program.
On November 10, 2025, we issued 2,000,000 shares of SATA Stock in a public offering registered under the Securities Act. In connection with such issuance, we filed the certificate of designation for the SATA Stock with the Secretary of State of the State of Nevada designating an aggregate of 2,000,000 shares of, and establishing the terms of, the SATA Stock. We received approximately $149.3 million of net proceeds, after deducting the underwriting discounts and commissions and our offering expenses, from the issuance of our SATA Stock in the initial public offering of SATA Stock. All net proceeds from the offering were used for general corporate purposes, including the acquisition of bitcoin and for working capital.
Contractual and Other Obligations
As of September 30, 2025, our material contractual obligations and commitments primarily include operating leases and employee compensation agreements. Strive did not have any long-term debt or other long-term liabilities as of September 30, 2025.
Strive maintains operating leases for its office locations in Dallas, Texas and Dublin, Ohio. In May 2025, Strive entered into an agreement to sub-lease the Dublin, Ohio office location to a third-party for substantially the same terms as Strive’s lease. At September 30, 2025, Strive had operating lease payment obligations of approximately $5.6 million, of which $0.7 million is payable within 12 months. Of these amounts, $2.4 million of the future lease obligations, $0.3 million of which is due within 12 months, relate to amounts that will be recovered through lease payments from our sub-tenant for the Dublin, Ohio lease.
The following table summarizes Strive's cash flow activities (in thousands):

	Successor	Predecessor
	Period from September 12, 2025 to September 30, 2025	Period from January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Net cash used in operating activities	$(13,955)	$(18,209)	$(15,522)
Net cash provided by (used in) investing activities	(674,683)	16,477	(11,664)
Net cash provided by (used in) financing activities	793,784	(500)	28,864
Net increase (decrease) in cash and cash equivalents	$105,146	$(2,232)	$1,678
Net cash used in operating activities
The primary sources of our cash and cash equivalents from operating activities are collections from customers related to investment advisory services and interest collections from our short-term investments and holdings of cash and cash equivalents. Our primary uses of cash and cash equivalents are from general and administrative expenses and employee-related expenditures. Non-cash items to reconcile net loss to net cash and cash equivalents used in operating activities include depreciation and amortization, accretion of discount on short-term investments, amortization of right-of-use assets and liabilities, unrealized gain (loss) on digital assets, other derivative loss, share-based compensation expense, goodwill and intangible asset impairments, and non-cash transaction expenses.
For the period from September 12, 2025 to September 30, 2025, net cash and cash equivalents used in operating activities was $14.0 million. This was primarily driven by a $192.3 million net loss generated by Strive, which in turn was driven by a goodwill and intangible asset impairment of $140.8 million, net investment losses of $24.9 million, operating expenses of $19.5 million, and transaction costs of $7.5 million, partially offset by total revenues of $0.3 million. Strive’s net loss was adjusted for non-cash items totaling $184.9 million. Further, Strive had a net change in operating assets and liabilities of $6.6 million, driven by a decrease in accounts payable and other liabilities of $5.4 million and an increase in prepaid expenses of $2.9 million, which were partially offset by a decrease in other current assets of $1.5 million and an increase in compensation and benefits payable of $0.3 million.
For the period from January 1, 2025 to September 11, 2025, net cash and cash equivalents used in operating activities was $18.2 million. This was primarily driven by a $27.0 million net loss generated by Strive, which in turn was driven by operating expenses of $16.1 million, and transaction costs of $15.7 million, partially offset by total revenues of $4.2 million and net other income of $0.6 million. Strive’s net loss was adjusted for non-cash items totaling $2.5 million. Further, Strive had a net change in operating assets and liabilities of $6.2 million, driven by an increase in accounts payable and other liabilities of $9.8 million, which was partially offset by a decrease compensation and benefits payable of $1.0 million, an increase in prepaid expenses of $0.2 million, an increase in other current assets of $1.6 million, and an increase in other non-current assets of $0.7 million.
For the nine months ended September 30, 2024, net cash and cash equivalents used in operating activities was $15.5 million. This was primarily driven by a $17.5 million net loss generated by Strive, which in turn was driven by operating expenses of $20.6 million, partially offset by total revenues of $2.6 million and net other income of $0.5 million. Strive’s net loss was adjusted for non-cash items totaling $0.2 million. Further, Strive had a net change in operating assets and liabilities of $1.7 million, driven by an increase in accounts payable and other liabilities of $1.3 million and an increase in compensation and benefits payable of $0.9 million, which were partially offset by an increase in prepaid expenses of $0.2 million and an increase in other current assets of $0.4 million.
Net cash provided by (used in) investing activities
For the period from September 12, 2025 to September 30, 2025, net cash and cash equivalents used in investing activities was $674.7 million, primarily due to purchases of digital asset investments of $675.0 million and purchases of intangible assets of $0.1 million, partially offset by cash acquired through the Asset Entities Merger of $0.4 million.
For the period from January 1, 2025 to September 11, 2025, net cash and cash equivalents provided by investing activities was $16.5 million, primarily due to net proceeds from short-term investments of $16.6 million, partially offset purchases of intangible assets of $0.1 million.
For the nine months ended September 30, 2024, net cash and cash equivalents used in investing activities was $11.7 million, primarily due to net purchases of short-term investments of $11.5 million and purchases of property, plant, and equipment of $0.2 million.
Net cash provided by (used in) financing activities
For the period from September 12, 2025 to September 30, 2025, net cash and cash equivalents provided by financing activities was $793.8 million, primarily due to proceeds from the issuance of Class A common stock of $525.6 million, proceeds from the issuance of pre-funded warrants of $283.2 million, proceeds from the exercise of warrants of $13.0 million, which were partially offset by the payment of financing issuance costs of $28.0 million.
For the period from January 1, 2025 to September 11, 2025, net cash and cash equivalents used in investing activities was $0.5 million, primarily due to repurchases of preferred stock of $0.5 million.
For the nine months ended September 30, 2024, net cash and cash equivalents provided by investing activities was $28.9 million, primarily due to net proceeds from the issuance of preferred stock of $28.9 million, partially offset by repurchases of preferred stock of $0.1 million.
Non-GAAP Financial Measures
This Quarterly Report contains certain non-GAAP financial measures, consisting of non-GAAP adjusted net income (loss) and non-GAAP adjusted net income (loss) per diluted common share. Non-GAAP financial measures are subject to material limitations as they are not measurements prepared in accordance with GAAP and are not a substitute for such measurements. Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our consolidated financial statements, which have been prepared in accordance with GAAP. We rely primarily on such consolidated financial statements to understand, manage, and evaluate our business performance and use the non-GAAP financial measures as supplemental information. Reconciliations of reported GAAP historic measures to adjusted non-GAAP measures are included in the financial schedules contained in this Quarterly Report.
Non-GAAP adjusted net income (loss)
Non-GAAP adjusted net income (loss) and the related non-GAAP adjusted net income (loss) per diluted common share excludes the impact of (i) share-based compensation expense, (ii) depreciation and amortization, (iii) other derivative loss, (iv) transaction costs, and (v) goodwill and intangible asset impairments. We believe these measures offer management and investors insight as they exclude significant non-cash and/or non-recurring items. The following provides GAAP measures of net loss and net loss per diluted common share and the details with respect to reconciling the line items to non-GAAP adjusted net income (loss) and non-GAAP adjusted net income (loss) per diluted common share (all amounts in thousands, other than share and per share information):

	Successor	Predecessor
	Period from September 12, 2025 to September 30, 2025	Period from July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024
Net loss	$(192,287)	$(14,366)	$(6,802)
Share-based compensation expense	16,294	—	—
Depreciation and amortization	12	43	47
Other derivative loss	14,731	—	—
Transaction costs	7,484	10,280	—
Goodwill and intangible asset impairment	140,785	—	—
Non-GAAP adjusted net income (loss)	$(12,981)	$(4,043)	$(6,755)

Weighted average number of diluted common shares outstanding	872,349,183	2,325,783	2,225,816
Net loss per diluted common share	$(0.22)	$(6.18)	$(3.06)
Non-GAAP adjusted net income (loss) per diluted common share	$(0.01)	$(1.74)	$(3.03)

	Successor	Predecessor
	Period from September 12, 2025 to September 30, 2025	Period from January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Net loss	$(192,287)	$(26,990)	$(17,462)
Share-based compensation expense	16,294	—	—
Depreciation and amortization	12	149	141
Other derivative loss	14,731	—	—
Transaction costs	7,484	15,717	—
Goodwill and intangible asset impairment	140,785	—	—
Non-GAAP adjusted net income (loss)	$(12,981)	$(11,124)	$(17,321)

Weighted average number of diluted common shares outstanding	872,349,183	2,299,243	2,200,848
Net loss per diluted common share	$(0.22)	$(11.74)	$(7.93)
Non-GAAP adjusted net income (loss) per diluted common share	$(0.01)	$(4.84)	$(7.87)

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes could differ from these estimates and assumptions. Critical accounting estimates involve a significant level of estimation uncertainty and are estimates that have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.
We are exposed to the impact of market price changes in bitcoin and interest rate risk.
Bitcoin Market Price Risk
We have invested, and plan to continue to invest, a significant amount of our capital into bitcoin and bitcoin-related products. Our investments in bitcoin are recorded at fair value on a recurring basis using observed prices from active exchanges, with changes in fair value recorded in net income. The market price of bitcoin may fluctuate significantly, and declines in market price of bitcoin could result in a material adverse effect on our financial results in future periods. As of September 30, 2025, the Company held approximately 5,886 bitcoin with a fair value of $672.9 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily via our SATA Stock, which accumulates cumulative dividends, which we refer to in this Item 3. Quantitative and Qualitative Disclosures About Market Risk as “regular dividends”, at a variable dividend rate, which has been initially set at 12.00% per annum. However, we have the right, in our sole and absolute discretion, to adjust the regular dividend rate applicable to subsequent regular dividend periods, subject to certain restrictions, including restrictions on the maximum reduction of the dividend rate and a requirement to declare a dividend equal to at least the monthly SOFR per annum rate. Our current intention (which is subject to change in our sole and absolute discretion) is to adjust the monthly regular dividend rate per annum in such manner as we believe is designed to cause the SATA Stock to trade at prices at or close to its stated amount of $100 per share.
As of November 10, 2025, if we determined to increase the regular dividend rate on our SATA Stock by 0.50%, the SATA Stock’s monthly dividend accrual would increase by approximately less than $0.1 million. We do not believe our interest rate risk exposure via the SATA Stock is material as of November 10, 2025.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company's management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes, during the third quarter of 2025.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding material pending legal proceedings in which we are involved, see "Commitments and Contingencies" in Note 7 of the notes to the consolidated financial statements contained in Part I. Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
We are involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A. Risk Factors
Any investment in our securities involves a high degree of risk. Investors should carefully consider these risks described in Part I, Item 1A in “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, this Quarterly Report on Form 10-Q, under the “Risk Factors” heading in our Form S-4 filed on August 6, 2025 and October 10, 2025, under the “Supplementary Risk Factors” filed as an exhibit to our Current Report on Form 8-K filed on September 24, 2025 and in our other filings with the Securities and Exchange Commission before deciding whether to purchase our securities.
Risks Related to Our Preferred Stock
Our SATA Stock is senior to our Class A common stock and Class B common stock, junior to our existing and future indebtedness, structurally junior to the liabilities of our subsidiaries and subject to the rights and preferences of any other class or series of preferred stock that we may issue in the future.
If we liquidate, dissolve or wind up, whether voluntarily or involuntarily, then our assets will be available to distribute to our equity holders, including holders of our Class A common stock, our Class B common stock and our SATA Stock, only if all of our then-outstanding indebtedness is first paid in full. The remaining assets, if any, would then be allocated among the holders of our equity securities in accordance with their respective liquidation rights. If we issue any class or series of preferred stock senior to our SATA Stock, which we refer to as “liquidation senior stock,” in the future, then the amounts due upon that liquidation senior stock must be paid in full before any payments can be made on the SATA Stock or common stock. If any assets remain after any liquidation senior stock is paid in full, those assets will be distributed pro rata among holders of the SATA Stock and any series of preferred stock with liquidation parity with our SATA Stock, which we refer to as “liquidation parity stock,” with any remaining assets distributed to holders of our common stock. There may be insufficient remaining assets available to pay the liquidation preference and unpaid accumulated dividends on our SATA Stock in which case holders of our common stock would not receive any value for their shares. If we issue any dividend senior stock in the future, such dividend senior stock could contain provisions that prohibit us from paying accumulated dividends on our SATA Stock, or from purchasing, redeeming or acquiring our SATA Stock until and unless we first pay accumulated dividends in full on such dividend senior stock.
In addition, our subsidiaries have no obligation to pay any amounts on the SATA Stock. If any of our subsidiaries liquidates, dissolves or winds up, whether voluntarily or involuntarily, then we, as a direct or indirect common equity owner of that subsidiary, will be subject to the prior claims of that subsidiary’s creditors, including trade creditors and preferred equity holders, if any. We may never receive any amounts from that subsidiary, and, accordingly, the assets of that subsidiary may never be available to make payments on the SATA Stock.
We may not have sufficient funds to pay dividends in cash on our SATA Stock, or we may choose not to pay dividends on our SATA Stock, and regulatory and contractual restrictions may prevent us from declaring or paying dividends on our SATA Stock.
Concurrent with the closing of our registered public offering of our SATA Stock, we established a dividend reserve in an amount equal to the first 12 months of dividend payments (assuming dividend payments are made at a rate of 12.00% per annum) calculated as of the date of the offering of our SATA Stock (the “Dividend Reserve”) by depositing $12.00 per share of SATA Stock into a separate account (the “Dividend Payment Account”) funded by us with existing cash on hand. Subject to compliance with Nevada law and any other applicable requirements, we may make dividend distributions from the Dividend Payment Account or from any other account maintained by us to the holders of the then-outstanding SATA Stock on a monthly basis following the closing of our registered public offering of our SATA Stock. Following the 12-month period after such closing, we expect to fund any dividends paid in cash on the SATA Stock primarily through additional capital raising activities, including, but not limited to, at-the-market offerings of our Class A common stock. Our ability to declare and pay cash dividends on our SATA Stock will depend on many factors, including the following:
• our financial condition, including the amount of cash we have on hand;

• the amount of cash, if any, generated by our operations and financing activities (including our ability to raise additional capital from the equity capital markets on favorable terms or at all);
• our anticipated financing needs, including the amounts needed to service our indebtedness or other obligations, which may be impacted by our ability to sell equity which is reliant on maintaining effective registration statements, certain market conditions, such as sufficient liquid trading volume for our stock, the market price of our securities, the value of our bitcoin holdings, investor sentiment and the general public perception of bitcoin, our strategy and our value proposition;
• the degree to which we decide to reinvest any cash generated by our operations or financing activities to fund our future operations;
• the ability of our subsidiaries to distribute funds to us;
• regulatory restrictions on our ability to pay dividends, including under the Nevada Revised Statutes;
• our ability to sell equity securities under existing or new at-the-market offering programs; and
• contractual restrictions on our ability to pay dividends.
In addition, our board of directors or any duly authorized committee thereof may choose not to pay accumulated dividends on our SATA Stock for any reason. Accordingly, we may pay less than the full amount of accumulated dividends on our SATA Stock. If we fail to declare and pay accumulated dividends on our SATA Stock in full, then the value of our SATA Stock, as well as our Class A common stock, will likely decline.
Provisions contained in the instruments governing our future indebtedness may restrict or prohibit us from paying cash dividends on our SATA Stock. If the terms of our indebtedness restrict or prohibit us from paying dividends, then we may seek to refinance that indebtedness or seek a waiver that would permit the payment of dividends. However, we may be unable or may choose not to refinance the indebtedness or obtain a waiver.
Under the Nevada Revised Statutes, we may declare dividends on our SATA Stock if, after giving each dividend effect, we are able to pay our debts as they become due in the usual course of business and our total assets would be more than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved immediately after the time of the dividend, to satisfy the preferential rights upon such dissolution of holders of shares of any class or series of our capital stock having preferential rights superior to those receiving the dividend.
If we fail to declare and pay full dividends on our SATA Stock, then we will be prohibited from paying dividends on our Class A common stock and any other junior securities, subject to limited exceptions. Although we do not currently pay dividends on our Class A common stock, if we decide to do so in the future, a reduction or elimination of dividends on our Class A common stock may cause the trading price of our Class A common stock to decline, which, in turn, will likely depress the value of our SATA Stock.
We have not engaged an escrow or independent third-party agent to manage the distribution of dividends of our SATA Stock, including dividends from the Dividend Payment Account, nor entered into an escrow agreement or other similar arrangement.
We have not engaged, and do not intend to engage, an escrow or independent third-party agent to manage the distribution of dividends of our SATA Stock, including dividends from the Dividend Payment Account, nor entered into, and do not intend to enter into, an escrow agreement or other similar arrangement. While we intend to manage the distribution of dividends in good faith, there will not be independent custodianship of the funds allocated for distribution to the holders of our SATA Stock as dividends, which may result in the mismanagement or misallocation of such funds. In addition, the absence of an escrow or independent third-party agent imposes additional operational and administrative burdens on senior management, and holders of our SATA Stock may experience delayed or incorrect distributions of their dividends.
Our SATA Stock has only limited voting rights.
Our SATA Stock confers no voting rights except with respect to certain dividend arrearages, certain amendments to the terms of our SATA Stock, and certain other limited circumstances, and except as required by the Nevada Revised Statutes. Holding our SATA Stock will not confer the right to vote together with holders of our Class A common stock on matters on which our holders of Class A common stock are entitled to vote. For example, holders of our SATA Stock, as such, do not have the right to vote in the general election of our directors, although those holders will have a limited right, voting together with holders of any voting parity stock, if any, with similar voting rights regarding the election of directors upon a failure to pay dividends, which similar voting rights are then exercisable, to elect one director upon the occurrence of a regular dividend non-payment event. For the full terms of our SATA Stock, see Item 1 to the Form 8-A we filed with the SEC on November 7, 2025. However, because certain existing holders of Strive, including Vivek Ramaswamy, by virtue of our dual-class structure, control a majority of the voting power of our common stock, the impact of any such election may be limited. Accordingly, the voting provisions of our SATA Stock may not afford meaningful protections.

Without the consent of any holder of our SATA Stock or Class A common stock, we may issue preferred stock in the future that ranks equally with our SATA Stock with respect to dividends and liquidation rights, which may adversely affect the rights of holders of our SATA Stock and our Class A common stock.
Without the consent of any holder of SATA Stock or Class A common stock, we may authorize and issue preferred stock (including additional SATA Stock) that ranks equally with our SATA Stock with respect to the payment of dividends and other distributions or the distribution of assets upon our liquidation, dissolution or winding up. If we issue any such equally ranked preferred stock in the future, the rights of holders of our SATA Stock and our Class A common stock will be diluted and the value of our SATA Stock and Class A common stock may decline. For example, if we issue any dividend parity stock in the future, no dividends may be declared or paid on the SATA Stock unless regular dividends are simultaneously declared on any dividend parity preferred stock on a pro rata basis. The issuance of any preferred stock in the future would also have the effect of further subordinating our Class A common stock.
The terms of our SATA Stock will not impose any contractual restrictions on our use of the Dividend Payment Account and the Dividend Payment Account could be subject to the claims of creditors.
We have established a Dividend Payment Account to hold the Dividend Reserve for dividend distributions payable to the holders of our then-outstanding SATA Stock. However, the terms of our SATA Stock do not impose any contractual restrictions or limit our discretion on how we may use the funds in the Dividend Payment Account, nor grant any liens or contractual rights in favor of the holders of our SATA Stock over such funds. For example, we are permitted to invest the proceeds of the Dividend Payment Account in various capital preservation instruments, including short-term investment grade, interest-bearing securities, and money-market funds. We expect that any investment income earned from the Dividend Payment Account will be remitted to us to use for working capital or general corporate purposes, including the acquisition of additional bitcoin. In addition, we are not contractually required to increase our contributions to the Dividend Payment Account if the dividend rate increases above 12.00% or if we issue additional SATA Stock following the Closing. In the event we experience any insolvency issues and/or file for bankruptcy, the proceeds held in the Dividend Payment Account could be subject to the claims of creditors.
Future sales, or the perception of future sales, of our Class A common stock, our debt instruments, our SATA Stock, or other classes or series of preferred stock could depress the price of our listed securities.
We may issue and sell additional shares of Class A common stock, shares of SATA Stock, notes, or other securities in subsequent offerings to raise capital or issue such securities for other purposes, including in connection with the acquisition of additional bitcoin. For example:
•between September 12, 2025 and September 30, 2025, we issued and sold $59.2 million of shares of Class A common stock through our existing at-the-market equity offering program; and
•on November 10, 2025, we issued and sold $160 million of shares of our SATA Stock.
On September 15, 2025, we filed a prospectus for a new at-the-market equity offering program pursuant to which we may sell Class A common stock having an aggregate offering price of up to $450 million from time to time, through Cantor Fitzgerald & Co., as agent, under a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”). As of September 30, 2025, we may issue and sell additional Class A common stock having an aggregate offering price of up to $390.8 million from time to time under the Sales Agreement. We cannot predict:
•the size and terms of future issuances of equity securities; or
•the effect, if any, that future issuances and sales of our securities will have on the market price of our listed securities.
Transactions involving newly issued Class A common stock, SATA Stock, debt, other series of preferred stock could result in possibly substantial dilution of or decrease in the market price of our Class A common stock and our SATA Stock.
Our right to unilaterally reduce the regular dividend rate of the SATA Stock could cause the SATA Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of the SATA Stock to decrease, and could otherwise significantly harm investors.
The SATA Stock will accumulate cumulative regular dividends on the stated amount thereof at a variable rate per annum equal to the monthly regular dividend rate per annum. The monthly regular dividend rate per annum has been initially set at 12.00%. However, we will have the right, in our sole and absolute discretion, to adjust the monthly regular dividend rate per annum that applies to each regular dividend period that begins after the first regular dividend period. Our right to adjust the monthly regular dividend rate per annum will be subject to certain restrictions. For example, we will not be permitted to reduce the monthly regular dividend rate per annum that will apply to any regular dividend period (i) by more than the following amount from the monthly regular dividend rate per annum applicable to the prior regular dividend period: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the monthly SOFR per annum on the first business day of such prior regular dividend period, over (y) the minimum of the monthly SOFR per annum rates that occur on the business days during the period from, and including, the first business day of such prior regular dividend period to, and including, the last business day of such prior regular dividend period; or (ii) to a rate per annum that is less than the monthly SOFR per annum in effect on the business day before we provide notice of the next regular dividend rate. In addition, we will not be entitled to reduce the monthly regular dividend rate per annum of the SATA Stock unless, at the time we provide the related notice of the adjustment, all accumulated regular dividends, if any, on the SATA Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full (or have been declared in full and consideration in kind and amount that is sufficient, in accordance with the certificate of designation, to pay such accumulated regular dividends, is set aside for the benefit of the preferred stockholders entitled thereto). For the full terms of our SATA Stock, see Item 1 to the Form 8-A we filed with the SEC on November 7, 2025.
Our current intention, which is subject to change in our sole and absolute discretion, is to adjust the monthly regular dividend rate per annum in such a manner as we believe will maintain SATA Stock’s trading price within its stated long-term range of $95 and $105 per share. We may, at any time in our sole and absolute discretion, and without the consent of any holder of SATA Stock, choose to reduce the monthly regular dividend rate per annum to the maximum extent permitted by the terms of the SATA Stock, without regard to the impact that reduction may have on the trading price or value of the SATA Stock.
If we reduce the monthly regular dividend rate per annum, then the trading price or value of the SATA Stock could decrease significantly. If you hold SATA Stock at the time of such a decrease, the value of your investment could materially depreciate, and you may not be able to resell your SATA Stock at favorable prices, if at all. Moreover, the mere existence of our right to unilaterally reduce the monthly regular dividend rate per annum could, in itself and without any actual reduction in the monthly regular dividend rate per annum, cause the SATA Stock to trade at prices below those that may otherwise be expected.
Notwithstanding the limitations on our ability to reduce the monthly regular dividend rate per annum, the trading price of SATA Stock could decline significantly if, for example, we reduce the dividend rate in successive regular dividend periods, or there is a market expectation that we do so. Further, consecutive monthly reductions of the regular dividends rate on the SATA Stock may cause the regular dividend rate on SATA Stock to be viewed as reasonably expected to decline, which could result in adverse consequences to holders of SATA Stock. See “—The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of SATA Stock” above. If we reduce the monthly regular dividend rate per annum to the minimum dividend rate of the monthly SOFR per annum, and the monthly SOFR per annum thereafter increases, we will have no obligation to increase the monthly regular dividend rate per annum to the new monthly SOFR per annum. Moreover, SOFR has a limited history, and its future performance cannot be predicted.
Despite our current intention, which is to adjust the monthly regular dividend rate per annum in such a manner as we believe will maintain SATA Stock’s trading price within its stated long-term range of $95 and $105 per share, since we are permitted to exercise our right to adjust the monthly regular dividend rate per annum for any reason, the trading price of the SATA Stock could be significantly volatile. For example, we could choose to adjust the monthly regular dividend rate per annum for reasons not directly related to the market value of our bitcoin holdings, the credit spreads on our other debt and preferred stock instruments, or the interest rate environment. Accordingly, the trading profile of our SATA Stock could be significantly different than that of our other securities. Increased volatility could harm investors by, for example, causing wide fluctuations in the implied yield of the SATA Stock and otherwise increasing the uncertainty regarding the price at which investors may resell their SATA Stock, if at all.
Certain provisions of the SATA Stock are intended to protect investors in the event we fail to declare and pay regular dividends on the SATA Stock. These provisions include restrictions on our ability to make payments on, or engage in certain other transactions relating to, other classes of our capital stock that rank junior to, or on parity with, the SATA Stock. For the full terms of our SATA Stock, see Item 1 to the Form 8-A we filed with the SEC on November 7, 2025. Our ability to reduce the monthly regular dividend rate per annum could cause these provisions to be inadequate to protect investors. For example, we could reduce the monthly regular dividend rate per annum to a sufficiently low rate that permits us to pay all accumulated regular dividends and avoid invoking the protective measures of these provisions.
We may be unsuccessful in achieving, or may abandon, our current intention of adjusting the regular dividend rate on our SATA Stock in such a manner as we believe (in our sole and absolute judgment) would be designed to cause the SATA Stock to trade at prices, or otherwise have a value, within its targeted long-term trading range of $95 and $105 per share.
Our current intention, which is subject to change in our sole and absolute discretion, is to adjust the monthly regular dividend rate per annum on our SATA Stock in such a manner as we believe will maintain SATA Stock’s trading price within its stated long-term range of $95 and $105 per share. However, we have no obligation to do so, and even if we attempt to achieve our current stated intent, any adjustments we make to the monthly regular dividend rate per annum, or any other actions we take, may fail to achieve or maintain a long-term trading level for the SATA Stock between $95 and $105 per share. For example, if the SATA Stock is trading at a price per share above $105 and we reduce the monthly regular dividend rate per annum with the goal of decreasing the trading price per share of the SATA Stock, such reduction may cause the trading price of the SATA Stock to decrease by a greater amount than we anticipate. Similarly, if the SATA Stock is trading at a price per share below $95 and we increase the monthly regular dividend rate per annum with the goal of increasing the trading price per share of the SATA Stock, such increase may cause the trading price of the SATA Stock to increase by a lesser amount than we anticipate. Further, for any additional shares of SATA Stock that we issue (whether in an “at-the-market” or similar offering or otherwise following the listing of SATA Stock on The Nasdaq Global Market), our current intention (which is subject to change in our sole and absolute discretion) is to issue any such shares of SATA Stock at a price per share not less than $95 or more than $110. However, we may issue any additional shares of SATA Stock (whether in an “at-the-market” or similar offering or otherwise following the listing of SATA Stock on The Nasdaq Global Market) at any price we choose. Like any other security, the trading price or value of the SATA Stock will depend on a wide range of factors, including those described elsewhere in this “Risk Factors” section, many of which are beyond our control. While we expect that the dividend rate on the SATA Stock will directly impact its trading price or value, there are many other factors that could have equal or more significant impacts. Any adjustment we make to the monthly regular dividend rate per annum on the SATA Stock that is designed to achieve a specified trading price or value will, necessarily, be based on assumptions regarding those other factors. These assumptions will always be inaccurate or incomplete to some degree, and potentially to a material extent. Moreover, even if such an adjustment initially achieves a specified trading price or value, the trading price or value may fluctuate significantly throughout the relevant regular dividend period before we have an opportunity to adjust the monthly regular dividend rate per annum for the next regular dividend period. Importantly, the mere existence of our right to unilaterally adjust the monthly regular dividend rate per annum will impact the trading price and value of the SATA Stock. Specifically, we expect the trading price of the SATA Stock at any time to reflect the market’s expectations at that time regarding how we will exercise this right in the foreseeable future. Comments we make regarding our intentions regarding the adjustment of the monthly regular dividend rate per annum could also impact the trading price and value of the SATA Stock. Modeling the impact of market expectations on the trading price of the SATA Stock may be impossible. For example, if we increase, or announce an intention to increase, the monthly regular dividend rate per annum, then the trading price of the SATA Stock may in fact decrease if the market expected us to make a larger increase. From time to time, we may publicly disclose our expected policies regarding adjustments to the monthly regular dividend rate per annum of the SATA Stock. These disclosures may include specific numerical frameworks setting forth the amount of any change to the monthly regular dividend rate per annum that we intend to make based on the trading price of the SATA Stock or other metrics. In all cases, these disclosures refer only to our current intent as of the time of the applicable disclosure; they are neither a guarantee that the SATA Stock will trade at a specified price in response to any changes to the monthly regular dividend rate per annum, nor a guarantee that we will make any specific adjustment to the monthly regular dividend rate per annum. Moreover, we are free to abandon our stated intent, as described above, or any policies or frameworks that we may subsequently disclose publicly, at any time in our sole and, at any time in our sole and absolute discretion and without the consent of any preferred stockholder. See “—Our right to unilaterally reduce the regular dividend rate of the SATA Stock could cause the SATA Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of the SATA Stock to decrease, and could otherwise significantly harm investors” above.
Holders of our SATA Stock may be treated as receiving deemed distributions, and consequently may be subject to tax with respect to our SATA Stock under certain circumstances, even though no corresponding distribution of cash has been made.
Under Section 305 of the Internal Revenue Code of 1986, as amended (the “Code”), holders of our SATA Stock may be treated as receiving a deemed distribution on our SATA Stock under certain circumstances, including (i) an increase in the liquidation preference of our SATA Stock, (ii) if our SATA Stock is issued at a discount or (iii) if we can call the SATA Stock at a price above its issue price. The liquidation preference of the SATA Stock is subject to adjustment in the manner described in Item 1 to the Form 8-A we filed with the SEC on November 7, 2025, which adjustment may result in an increase in the liquidation preference. In addition, if our board of directors does not declare a dividend on our SATA Stock in respect of any dividend period before the related dividend payment date, the deferred dividend may be treated as an increase in the liquidation preference of our SATA Stock. In either case, any increase in the liquidation preference could give rise to a deemed dividend to holders of our SATA Stock. Although the matter is not entirely clear, we believe any such adjustment of liquidation preference in the manner described in Item 1 to the Form 8-A we filed with the SEC on November 7, 2025, deferred dividend, discount or call premium should not be treated as giving rise to a deemed distribution on our SATA Stock. However, there is no assurance that the Internal Revenue Service (“IRS”) or an applicable withholding agent will not take a contrary position. It is also possible you may be treated as receiving a deemed distribution under Section 305 of the Code if we elect to increase the price at which we exercise our optional redemption right, with the likelihood of such treatment depending on the circumstances existing at the time the redemption price is adjusted. Any deemed distribution will generally be taxable to the same extent as a cash distribution. In addition, for any holder of our SATA Stock that is a non-U.S. holder, any deemed distribution could be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty. Because deemed distributions received by a holder of our SATA Stock would not give rise to any cash from which any applicable withholding tax could be satisfied, if we (or an applicable withholding agent) pay withholding (including backup withholding) on behalf of a holder of our SATA Stock, we (or an applicable withholding agent) may set off any such payment against, or withhold such taxes from, payments of cash to such holder of our SATA Stock or sales proceeds received by, or other funds or assets of, such holder of our SATA Stock, or require alternative arrangements with respect to such withholding taxes. The application of the rules under Section 305 of the Code to our SATA Stock is uncertain, and holders of our SATA Stock should consult their tax advisors about the impact of these rules in their particular situations.
Holders of our SATA Stock may not be entitled to the dividends-received deduction or preferential tax rates applicable to qualified dividend income.
Distributions paid to corporate U.S. holders of our SATA Stock may be eligible for the dividends-received deduction and distributions paid to non-corporate U.S. holders of our SATA Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes and certain holding period and other requirements are met. We may not have sufficient current or accumulated earnings and profits during any fiscal year for the distributions on our SATA Stock to qualify as dividends for U.S. federal income tax purposes. If any distributions on our SATA Stock with respect to any fiscal year are not eligible for the dividends-received deduction or for the preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, the market value of the SATA Stock may decline.
The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our SATA Stock.
Under Treasury Regulations promulgated under Section 7701(l) of the Code (the “Fast-Pay Stock Regulations”), if stock of a corporation is structured such that dividends paid with respect to the stock are economically (in whole or in part) a return of the stockholder’s investment (rather than a return on the stockholder’s investment), then the stock is characterized as “fast-pay stock” and is subject to adverse tax reporting requirements and potentially penalties, as described below. In addition, under the Fast-Pay Stock Regulations, unless clearly demonstrated otherwise, stock is presumed to be fast-pay stock if it is structured to have a dividend that is reasonably expected to decline (as opposed to a dividend rate that is reasonably expected to fluctuate or remain constant) (for such purpose, the dividend rate may be viewed as reasonably expected to decline if we are reasonably expected to stop paying regular dividends on our SATA Stock or if we are reasonably expected to reduce the monthly regular dividend rate over a meaningful time period) or is issued for an amount that exceeds (by more than a de minimis amount, as determined under applicable Treasury Regulations) the amount at which the stockholder can be compelled to dispose of the stock. It is not clear what amount would constitute “de minimis” in the case of stock with a perpetual term. The determination of whether stock is fast-pay stock is based on all the facts and circumstances. To determine whether it is fast-pay stock, stock is examined when issued, and, for stock that is not fast-pay stock when issued, when there is a significant modification in the terms of the stock or the related agreements or a significant change in the relevant facts and circumstances. The relevant tax regulations do not indicate the types of significant changes in facts and circumstances that are intended to give rise to such a determination, and therefore it is possible that such a change could arise when, for example, there is a change to the terms of optional redemption or a compounded dividend rate comes into effect. We do not believe that our SATA Stock is fast-pay stock. We may issue additional shares of our SATA Stock (or resell any shares that we or any of our subsidiaries have purchased or otherwise acquired) (such additional or resold shares, the “Additional Shares”). We do not intend to issue any Additional Shares that would be treated as fast-pay stock. Moreover, we intend to obtain advice of counsel in connection with future offerings of Additional Shares for the purpose of analyzing the consequences of issuing such Additional Shares in light of any legal developments regarding the definition of fast-pay stock. As the liquidation preference of the SATA Stock is subject to adjustment in the manner described in Item 1 to the Form 8-A we filed with the SEC on November 7, 2025 and our current intention is to issue any Additional Shares at a price per share not more than $110 plus accrued and unpaid dividends that may apply to such instrument at the time of its issuance, it is generally not expected that the Additional Shares would be issued at such a level of premium above their liquidation preference or optional redemption price at the time of sale of the Additional Shares so as to implicate the fast-pay stock rules. In addition, we do not intend to adjust the regular dividend rate in a manner that would cause the SATA Stock to be treated as fast-pay stock. Any adjustment to the regular dividend rate is expected to be consistent with our current intention to maintain a long-term trading level for the SATA Stock between $95 and $105 per share, and therefore the SATA Stock’s dividend rate is generally expected to fluctuate over time. Nonetheless, there may be increased risk that the IRS could assert that such Additional Shares constitute fast-pay stock. Transactions involving fast-pay stock arrangements are treated as “listed transactions” for U.S. federal income tax purposes. Issuers and holders of any shares of fast-pay stock would be required to report their participation in the transaction on IRS Form 8886 on an annual basis with their U.S. federal income tax returns and would also be required to mail a copy of that form to the IRS Office of Tax Shelter Analysis. Failure to comply with those disclosure requirements could result in the assessment by the IRS of interest, additions to tax and onerous penalties. In addition, an accuracy-related penalty applies under the Code to any reportable transaction understatement attributable to a listed transaction if a significant purpose of the transaction is the avoidance or evasion of U.S. federal income tax. Furthermore, certain material advisors would also be required to file a disclosure statement with the IRS. If we determine that we are required to file an IRS Form 8886 (including a protective filing) in connection with the potential issuance of fast-pay stock with respect to our previously issued SATA Stock or Additional Shares, we intend to provide public notice to the holders of our previously issued SATA Stock or Additional Shares, as applicable, which notice may be by a press release, by publication on our investor relations website, or by filing a current report on Form 8-K with the Securities and Exchange Commission. Notwithstanding our intent not to issue Additional Shares that would be fast-pay stock, the rules regarding the definition of fast-pay stock are unclear in certain respects and, therefore, the IRS could disagree with our determination and treat such Additional Shares as fast-pay stock. In addition, even though we believe that our previously issued SATA Stock is not fast-pay stock, treatment of the Additional Shares as fast-pay stock could result in adverse consequences to holders of our previously issued SATA Stock because such Additional Shares may be indistinguishable from our previously issued SATA Stock. See “—A future issuance of Additional Shares could have an adverse tax profile, which could subject holders of our previously issued SATA Stock to adverse consequences” below. Accordingly, holders of our SATA Stock are strongly urged to consult their tax advisors regarding the Fast-Pay Stock Regulations and their potential consequences to an investment in our SATA Stock.
A future issuance of Additional Shares could have an adverse tax profile, which could subject holders of our previously issued SATA Stock to adverse consequences.
If we issue Additional Shares that have a different, and potentially adverse, tax profile or treatment for U.S. federal income tax purposes from our previously issued SATA Stock, since such Additional Shares would trade under the same CUSIP or other identifying number as that of our previously issued SATA Stock, our previously issued SATA Stock may be treated by subsequent purchasers, withholding agents and potentially the IRS as having the same profile or treatment as such Additional Shares if our previously issued SATA Stock is not otherwise distinguishable from the Additional Shares. For example, notwithstanding our intent not to issue any Additional Shares that are fast-pay stock, the IRS could assert that such Additional Shares constitute fast-pay stock. See “—The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our SATA Stock.” above. Furthermore, if any Additional Shares are issued at a price that exceeds their liquidation preference, such Additional Shares would constitute “disqualified preferred stock” within the meaning of Section 1059(f)(2) of the Code and any corporate U.S. holder generally will be required to reduce its tax basis (but not below zero) in our SATA Stock by the amount of any dividends-received deduction it receives. The liquidation preference of the SATA Stock is subject to adjustment in the manner described in Item 1 to the Form 8-A we filed with the SEC on November 7, 2025, which adjustment may be taken into account for purposes of disqualified preferred stock determination. If Additional Shares issued are considered disqualified preferred stock, our previously issued SATA Stock could also be subject to same treatment as a practical matter due to fungible trading. If any Additional Shares are sold at a discount (or at a discount that exceeds the discount that applies to our previously issued SATA Stock), such Additional Shares may be subject to rules that require the accrual of such discount (or such greater discount) currently over the deemed term of the Additional Shares as deemed distributions under U.S. tax rules similar to those governing original issue discount for debt instruments. In that event, the IRS or a withholding agent may treat any such discount as resulting in deemed taxable distributions with respect to our previously issued SATA Stock as well as such Additional Shares. Because the IRS or other parties (such as withholding agents) may not be able to distinguish between our SATA Stock and the Additional Shares, a holder of our SATA Stock might be subject to adverse tax consequences or might be required to demonstrate to the IRS (or such other parties) that the holder purchased our SATA Stock as opposed to such Additional Shares. Moreover, any adverse tax consequences as described above in connection with the future issuance of Additional Shares may adversely affect the market value of our SATA Stock.
Provisions of our SATA Stock could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in our SATA Stock could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to certain exceptions, holders of our SATA Stock will have the right to require us to repurchase their SATA Stock for cash. For the full terms of our SATA Stock, see Item 1 to the Form 8-A we filed with the SEC on November 7, 2025. These fundamental change provisions could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our SATA Stock or holders of our Class A common stock may view as favorable.
Your investment in the SATA Stock may be harmed if we redeem the SATA Stock.
We will have the right to redeem the SATA Stock in certain circumstances. For the full terms of our SATA Stock, see Item 1 to the Form 8-A we filed with the SEC on November 7, 2025. If we redeem your SATA Stock, then you may be unable to reinvest any proceeds from the redemption in comparable investments at favorable dividend or interest rates. Furthermore, if we elect to redeem the SATA Stock, the redemption price per share of SATA Stock that we redeem may be less than the price per share of SATA Stock that you may receive upon a sale of your SATA Stock in the open market. In addition, a redemption of less than all of the outstanding SATA Stock may harm the liquidity of the market for the unredeemed SATA Stock following the redemption. Accordingly, if your SATA Stock is not redeemed in a partial redemption, then you may be unable to sell your SATA Stock at the times you desire or at favorable prices, if at all, and the trading price of your SATA Stock may decline.
The accounting method for our SATA Stock may result in lower reported net earnings attributable to common stockholders and lower reported diluted earnings per share.
The accounting method for reflecting the provisions of our SATA Stock in our financial statements may adversely affect our reported earnings. Applicable accounting standards require us to separately account for certain redemption features associated with our SATA Stock as embedded derivatives. Under this treatment, any embedded derivatives are measured at its fair value and accounted for separately as liabilities that are marked-to-market at the end of each reporting period. For each financial statement period after the issuance of the SATA Stock, a gain or loss would be reported in our statement of operations to the extent the valuation of any of the embedded derivatives changes from the previous period. This accounting treatment may subject our reported net income (loss) to significant non-cash volatility. In addition, accounting standards may change in the future. Accordingly, we may account for our SATA Stock in a manner that is significantly different than described above.
Future sales or other dilution of our Class A common stock, including other equity-related securities, could dilute our existing stockholders or otherwise depress the market price of our Class A common stock and the value of our SATA Stock.
Future sales of our Class A common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our Class A common stock, and, accordingly, the value of our SATA Stock. The terms of our SATA Stock do not restrict our ability to issue additional SATA Stock, Class A common stock or other equity-related securities in the future. Future sales or issuances of Class A common stock, SATA Stock or other equity-related securities could be dilutive to holders of our Class A common stock and SATA Stock and could adversely affect their voting and other rights and economic interests. If we issue additional shares of our SATA Stock, shares of Class A common stock (including as payment for regular dividends on our SATA Stock), or other equity-related securities, the price of our Class A common stock and the value of our SATA Stock may decline. We cannot predict the size of future issuances of our Class A common stock or other securities or the effect, if any, that the issuance of our SATA Stock, and future sales and issuances of our Class A common stock and other securities would have on the market price of our Class A common stock and the value of our SATA Stock. The sale or the availability for sale of a large number of shares of Class A common stock in the public market could cause the market price of our Class A common stock to decline.
Holding SATA Stock does not, in itself, confer any rights with respect to our Class A common stock.
Holding SATA Stock does not confer any rights with respect to our Class A common stock (including the voting rights of, and rights to receive any dividends or other distributions on, our Class A common stock). However, holders of our SATA Stock are subject to all changes affecting our Class A common stock to the extent the value of our SATA Stock depends on the market price of our Class A common stock. For example, if we propose an amendment to our charter documents that requires the approval of our Class A common stockholders but not the approval of the preferred stockholders, then holders of any SATA Stock will not, as such, be entitled to vote on the amendment, although those holders will be subject to any changes implemented by that amendment in the powers, preferences or special rights of our Class A common stock.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
During the three months ended September 30, 2025, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.
Purchases of Equity Securities
No repurchases of Class A common stock by the Company occurred during the three months ended September 30, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Information
None of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description

2.1**
Agreement and Plan of Merger, dated as of September 22, 2025, by and between Strive, Inc. and Semler Scientific, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 22, 2025).

3.1	Amended and Restated Articles of Incorporation of Strive, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

3.2
Certificate of Amendment, dated October 8, 2025 (effective December 31, 2025), and Certificate of Correction, dated October 13, 2025, to the Amended and Restated Articles of Incorporation of Strive, Inc., as filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 14, 2025).

3.3	Amended and Restated Bylaws of Strive, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

3.4	Amended and Restated Bylaws of Strive, Inc. (effective December 31, 2025) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 14, 2025).

3.5	Certificate of Designation of Variable Rate Series A Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 10, 2025).

4.1
Shareholders Agreement, dated as of September 12, 2025, by and among the Company and the shareholders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

4.2
Registration Rights Agreement, dated as of September 12, 2025, by and among Strive, Inc. and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

4.3
First Amendment to the First Amended and Restated Investors’ Rights Agreement, dated as of September 12, 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

4.6	Form of Certificate of Variable Rate Series A Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 10, 2025).

10.1
Assignment and Assumption Agreement dated August 18, 2025, by and among Asset Entities Inc., Hybrid Assets LLC and Jeff Blue (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2025).

10.2
Letter Agreement dated August 18, 2025, between Asset Entities Inc. and Hybrid Assets LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2025).

10.3
Form of Exchange Agreement, dated August 22, 2025, by and among Asset Entities Inc., Strive Enterprises, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2025).

10.4
Notice of Termination between Asset Entities Inc. and A.G.P./Alliance Global Partners, dated as of September 8, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

10.5†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

10.6
Separation Agreement and Release of Claims between Asset Entities Inc. and Matthew Krueger, dated as of September 10, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

10.7
Separation Agreement and Release of Claims between Asset Entities Inc. and Michael Gaubert, dated as of September 10, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

10.8
Form of Amendment No. 1 to the Sale and Subscription Agreements, dated as of September 15, 2025, by and between Strive, Inc. and the subscribers party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 15, 2025).

10.9
Controlled Equity OfferingSM Sales Agreement, dated as of September 15, 2025, by and between, Strive, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Form S-3 filed on September 15, 2025 (File No. 333-290252)).

10.10†	Amended and Restated Strive Enterprises, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-4 filed on August 5, 2025 (File No. 333-289280)).

10.11†	Form of Restricted Stock Award Agreement for Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form S-4 filed on August 5, 2025 (File No. 333-289280)).

10.12†
Form of Restricted Stock Unit Award Agreement for Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form S-4 filed on August 5, 2025 (File No. 333-289280)).

10.13†	Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1 filed on September 2, 2022 (File No.: 333-267258)).

10.14†
Form of Stock Option Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 filed on September 2, 2022 (File No.: 333-267258)).

10.15†
Form of Restricted Stock Award Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 filed on September 2, 2022 (File No.: 333-267258)).

10.16†
Form of Restricted Stock Unit Award Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 filed on September 2, 2022 (File No.: 333-267258)).

10.17†	Strive, Inc. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 filed on September 15, 2025 (File No. 333-290254)).

10.18†*	Employment Agreement between Strive, Inc. and Matthew Cole, dated as of September 15, 2025.

10.19†*	Employment Agreement between Strive, Inc. and Benjamin Bartley Pham, dated as of September 15, 2025.

10.20†*	Employment Agreement between Strive, Inc. and Brian Logan Beirne, dated as of September 15, 2025.

10.21†*	Employment Agreement between Strive, Inc. and Arshia Sarkhani, dated as of September 15, 2025.

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
____________
† Executive compensation plan or arrangement.
* Filed or furnished herewith.
** All schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulations S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRIVE, INC.

	By:	/s/ Matthew Cole
Matthew Cole
Chief Executive Officer
Date: November 14, 2025
	By:	/s/ Benjamin Pham
Benjamin Pham
Chief Financial Officer
Date: November 14, 2025