Form 10-K
period 2025-12-31
Strive, Inc.
filed 2026-03-19
CIK 1920406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-41612
_________________________________________________________
STRIVE, INC.
(Exact name of Registrant as Specified in Its Charter)
_________________________________________________________

Nevada	001-41612	88-1293236
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

200 Crescent Ct., Suite 1400, Dallas, Texas 75201
(Address of principal executive offices and zip code)
Registrant’s Telephone Number, Including Area Code: (855) 427-7360
(Former Name or Former Address, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value per share	ASST	The Nasdaq Stock Market LLC
Variable Rate Series A Perpetual Preferred Stock, $0.001 par value per share	SATA	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If
an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sales price of the registrant's Class A common stock on June 30, 2025 on The Nasdaq Stock Market LLC) was approximately $56,784,578.
As of March 17, 2026, the registrant had 59,286,628 and 9,872,157 shares of Class A common stock and Class B common stock outstanding, respectively.
Documents incorporated by reference: None.

STRIVE, INC.
FORM 10-K
Unless the context otherwise indicates, throughout this Annual Report, we refer to Strive, Inc. and its consolidated subsidiaries, as “Strive,” the “Company,” “we,” “us” and “our.”
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder, which statements involve inherent risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact, including, without limitation, certain statements under “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein concerning our future financial condition, business strategies and plans and objectives of management for future operations and other information, may be forward-looking statements. Without limiting the foregoing, such statements are often characterized by the use of qualified words (and their derivatives) such as “may,”

“will,” “anticipate,” “could,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “predict,” “potential,” “assume,” “forecast,” “target,” “budget,” “outlook,” “trend,” “guidance,” “objective,” “goal,” “strategy,” “opportunity,” and “intend,” as well as words of similar meaning or other statements concerning opinions or judgment of the Company or its management about future events. Forward-looking statements are not historical facts, and are based on assumptions as of the time they are made and are subject to risks, uncertainties and other important factors that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results expressed or implied by such forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•the outcome of any legal proceedings that may be instituted against Strive or its subsidiaries;
•the possibility that the anticipated benefits of the merger transactions with Asset Entities, Inc. (the “Asset Entities Merger”) or Semler Scientific, Inc. ("Semler" or "Semler Scientific") (the “Semler Scientific Merger” and together with the Asset Entities Merger, the “Mergers”) are not realized when expected or at all, including as a result of changes in, or problems arising from, implementation of bitcoin treasury strategies and risks associated with bitcoin and other digital assets, general economic and market conditions, interest and exchange rates, monetary policy, and laws and regulations and their enforcement;
•the diversion of management’s attention from ongoing business operations and opportunities;
•dilution caused by Strive’s issuance of additional shares of its Class A common stock or Variable Rate Series A Perpetual Preferred Stock ("SATA Stock");
•potential adverse reactions of Strive’s clients and customers or changes to business or employee relationships, including those resulting from the completion of the merger transaction; and
•other factors that may affect future results of Strive.
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results of the Company will not differ materially from any projected future results expressed or implied by such forward-looking statements. Additional factors that could cause results to differ materially from those described in “Item 1A. Risk Factors” of this Annual Report. The actual results anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company. Investors are cautioned not to rely too heavily on any such forward-looking statements. Forward-looking statements contained in this Annual Report speak only as of the date hereof, and the Company undertakes no obligation to update or clarify these forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Summary of Risk Factors
The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth under “Item 1A. Risk Factors”.
•Our limited operating history and recently launched bitcoin treasury strategy make it difficult to evaluate our business and prospects.
•We have a history of operating losses and may need to raise additional capital, which might not be available on favorable terms or at all.
•Our assets are concentrated in bitcoin, a novel and highly volatile asset, which does not pay interest or dividends and is less liquid than cash, declines in market value or adverse developments in the digital asset industry, such as counterparty risks and adverse legal, commercial, regulatory and technical developments, and could harm our business and impair our ability to satisfy financial obligations.
•We have an evolving business model and strategy; our bitcoin strategy has not been tested over a significant period or under varying market conditions.
•The availability of spot ETPs for bitcoin may adversely affect the market price of our listed securities.
•Our proposed investments in junior tranches of bitcoin-backed credit structures involve heightened risk.
•Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect its business and operating results.
•The complexity of the accounting rules applicable to our business, combined with limited interpretive guidance, could make financial reporting more difficult and increase the risk that we fail to maintain effective internal control over financial reporting, which could result in material misstatements in our financial statements.
•Security breaches or cyberattacks against us or our third-party service providers, or loss or destruction of our private keys could result in the loss of some or all of our bitcoin and materially adversely affect our financial condition and results of operations.
•A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy any financial obligations.
•If we are unable to recruit or retain skilled personnel, or if we lose the services of Matthew Cole, our business, operating results, and financial condition could be materially adversely affected.
•Our bitcoin treasury business is not subject to the regulatory framework that applies to investment companies or advisers.
•We are an “emerging growth company” under the JOBS Act and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies.
•We may fail to successfully combine the businesses of Strive and Semler Scientific, which may have liabilities not known to us.
•We are a “controlled company,” and insiders have influence over us and could limit your ability to influence the outcome of key transactions.
•Substantial sales or dilution of our common stock could dilute stockholders and significantly reduce the market price, even if our business is performing well.
•We may not pay any cash dividends on our common stock in the foreseeable future. Accordingly, stockholders need to be prepared to rely on capital appreciation, if any, for any return on their investment.
•The accounting method for our SATA Stock may result in lower reported net earnings attributable to common stockholders and lower reported diluted earnings per share.
•Case law in Nevada may be less likely to provide guidance for specific fact scenarios than in Delaware.
•Our directors and officers are protected from liability for a broad range of actions.
•Our governing documents provide that the Eighth Judicial District Court of Clark County, Nevada is the sole and exclusive forum for substantially all disputes between us and our stockholders.
•Our governing documents and Nevada law or terms of our SATA Stock could discourage takeover attempts and other corporate governance changes.
•Failure to successfully implement our healthcare solutions strategy may adversely affect business and operations.
•Our limited number of FDA-cleared testing products and related services, which will need to generate significant revenues to regain profitability, may not achieve broad market acceptance or be commercially successful, including as a result of inadequate coverage or reimbursement for QuantaFlo, and our efforts to grow our healthcare business may not be successful.

•We do not require our healthcare customers to enter into long-term licenses or maintenance contracts.
•Insufficient insurance coverage for significant product liability risks in the healthcare industry could significantly increase our costs.
•Our healthcare business is subject to changing laws and regulations including the Health Care Reform Law, including those governing medical devices, patient data, as well as potential disruptions at the FDA and other government agencies.
•If we are found to have improperly promoted our products for off-label uses, we may become subject to significant fines and other liability.
•We are subject to healthcare fraud and abuse laws, recently entered into a settlement agreement with DOJ in a qui tam action under the False Claims Act, and are consequently subject to additional litigation and risk.
•Our healthcare business depends on our ability to obtain, maintain and protect the proprietary information our product is based on, including trade secrets, and failure to do so could harm our business and competitive position.
•We may need to license intellectual property from third parties, which may not be available on commercially reasonable terms or at all.
•We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
•Our SATA Stock is junior to our existing and future indebtedness, structurally junior to the liabilities of our subsidiaries and subject to the rights and preferences of our other preferred stock then outstanding.
•Reducing the regular dividend rate could cause SATA Stock to accumulate dividends at rates below those of otherwise comparable instruments and decrease the trading price of SATA Stock, and otherwise harm investors.
•We may not have sufficient funds or choose not to pay dividends in cash on our SATA Stock. In addition, regulatory and contractual restrictions may prevent us from declaring or paying dividends.
•We have not entered into an escrow or other similar arrangement to manage the distribution of dividends of our SATA Stock, including dividends from the Dividend Payment Account.
•Our SATA Stock has only limited voting rights.
•Without the consent of any holder of our SATA Stock or Class A Common Stock, we may issue preferred stock in the future that ranks equally with our SATA Stock.
•The Dividend Payment Account could be subject to the claims of creditors.
•The condition of the financial markets, prevailing interest rates and other factors could significantly affect the trading price of our SATA Stock.
•Future sales, or the perception of future sales, of our Class A Common Stock, our debt instruments, our SATA Stock, or other securities could depress the trading price of our listed securities.
•We may not achieve, or may abandon, our current intention of adjusting the regular dividend rate on our SATA Stock as we believe would be designed to cause the SATA Stock to trade at prices, or otherwise have a value, within its targeted long-term trading range.
•Holders of our SATA Stock may be treated as receiving deemed distributions, and consequently may be subject to tax with respect to our SATA Stock.
•Holders of our SATA Stock may not be entitled to the dividends-received deduction or preferential tax rates applicable to qualified dividend income.
•The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our SATA Stock.
•A future SATA issuance could have an adverse tax profile, which could subject holders of our previously issued SATA Stock to adverse consequences.
•Your investment in the SATA Stock may be harmed if we redeem the SATA Stock.
•Holding SATA Stock does not, in itself, confer any rights with respect to our Class A Common Stock.
•Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to additional risks and impair our ability to satisfy our obligations under our debt instruments when they come due.

PART I
Item 1. Business
Overview
Strive is a structured finance company and institutional asset manager focused on disciplined capital allocation and long term value creation. We have strategically adopted bitcoin as our hurdle rate for capital deployment because of our fiduciary duty to maximize long-term value for stockholders, and compounding purchasing power over time. Relative to a traditional depreciating fiat-denominated benchmark, implementing a bitcoin hurdle rate establishes a higher level of accountability and strategic investment discipline, since our decisions are measured against an asset we believe will appreciate over time.
Strive’s operating business generates stockholder value through disciplined balance sheet management and the growth of our bitcoin holdings. Our SATA Stock exemplifies this approach, a publicly traded security that aims to provide investors with consistent cash flows and minimal volatility, while enabling Strive to capture the spread between SATA Stock’s financing cost and the potential long term return of bitcoin.
Beyond balance sheet strategy, Strive is focused on advancing innovation within the capital markets by modernizing established financing structures. The Company has developed our SATA Stock, our perpetual preferred equity instrument, that incorporates an at‑the‑market (“ATM”) program, creating a flexible and continuous capital formation mechanism. This approach transforms a historically static capital structure into a dynamic and adaptive capital funding platform. Through these innovations, Strive seeks to combine legacy market frameworks with modern assets, positioning the Company at the intersection of institutional finance and a bitcoin‑based reserve strategy.
Following the completion of Strive Enterprises, Inc.’s reverse acquisition of Asset Entities Inc. on September 12, 2025, Strive began operating as a publicly traded company and began deploying capital to execute on its bitcoin treasury strategy, becoming the first U.S. publicly traded bitcoin treasury asset management firm. As of December 31, 2025, the Company managed over $2.4 billion in assets under management (“AUM”). These activities provide recurring, fee-based revenue streams which increase with AUM. Beginning in fiscal year 2026, we plan to operate our asset-management segment within a single-digit-million dollar operating loss to single-digit-million dollar operating profit range.
On September 22, 2025, Strive, Inc. entered into that certain Agreement and Plan of Merger (the "Semler Scientific Merger Agreement") with Semler Scientific. On January 16, 2026, pursuant to the Semler Scientific Merger Agreement, Strive Merger Sub, Inc., a wholly owned subsidiary of Strive merged with and into Semler Scientific, with Semler Scientific continuing as the surviving corporation and a wholly owned subsidiary of Strive. Through the acquisition of Semler Scientific, Strive acquired Semler Scientific's existing bitcoin reserve as well as Semler Scientific's operating business, which develops and markets technology products and services that assist customers in evaluating and treating chronic diseases.
Our Bitcoin Strategy
Our bitcoin strategy generally involves, from time to time, subject to market conditions and the need for cash and cash equivalents to meet short-term working capital requirements, (i) acquiring bitcoin through open market purchases using available cash, which may be raised from our operating activities as well as capital raising initiatives, such as issuing equity and fixed income offerings, among other capital raise strategies (collectively, “beta” initiatives) and (ii) acquiring bitcoin through alpha strategies, such as acquiring bitcoin through strategic M&A activity or other transactions, resulting in the acquisition of bitcoin at a discount relative to market value, which are intended to deliver returns above and beyond what beta initiatives may deliver alone.
Our Bitcoin Holdings
In 2025, we acquired a total of approximately 7,627 bitcoin at an aggregate acquisition cost of approximately $863.0 million, or $113,153 per bitcoin, including fees and expenses. During the period from January 1, 2026 to March 17, 2026, we acquired approximately 5,048 bitcoin through our acquisition of Semler Scientific and purchased an additional 953 bitcoin at an average price of approximately $81,092 per bitcoin, inclusive of fees and expenses. Consistent with our long-term holding strategy, we have not sold any bitcoin to date. In addition, in March 2026, we made an initial investment of $50.0 million in the Variable Rate Series A Perpetual Stretch Preferred Stock (the "STRC Stock") of Strategy Inc.
As of December 31, 2025, our digital assets, at fair value totaled approximately $668.5 million within our consolidated statement of financial condition, consisting of approximately 7,627 bitcoin. We also held $67.5 million in cash and cash equivalents, putting us in a position to strategically deploy capital to bolster our treasury. As of March 17, 2026, our cash and cash equivalents totaled $83.7 million, while our position in the STRC Stock had a fair value of $50.4 million. Our bitcoin treasury totaled 13,628 bitcoin as of March 17, 2026.
Overview of the Bitcoin Industry and Market
Bitcoin is a digital asset that is issued by and transmitted through an open-source protocol, known as the Bitcoin protocol, collectively maintained by a peer-to-peer network of individual, decentralized network participants called "nodes." This network hosts a public transaction ledger, known as the Bitcoin blockchain, on which bitcoin holdings and all validated transactions that have ever taken place on the bitcoin network are recorded. Balances of bitcoin are stored in individual “wallets”, which associate network public addresses with one or more “private keys” that control the transfer of bitcoin. The Bitcoin blockchain can be updated without any single entity owning or operating the network.
Creation of New Bitcoin and Limits on Supply
The bitcoin protocol limits the total number of bitcoin that can be generated over time to 21 million. New bitcoin is created and allocated by the Bitcoin protocol through a “mining” process that rewards users that validate transactions in the bitcoin blockchain. Validated transactions are added in “blocks” approximately every 10 minutes. The mining process serves to validate transactions and secure the bitcoin network. Mining is a competitive and costly operation that requires a large amount of computational power to solve complex mathematical algorithms. This expenditure of computing power is known as “proof of work.” To incentivize miners to incur the costs of mining bitcoin, the Bitcoin protocol rewards miners that successfully validate a block of transactions with newly generated bitcoin.
Modifications to the Bitcoin Protocol
Bitcoin is an open-source network that has no central authority, meaning that no one person can unilaterally make changes to the software that runs the network. However, there is a core group of developers that maintains the code for the Bitcoin protocol, and this group can propose changes to the source code and release periodic updates and other changes. Unlike most software that has a central entity that can push updates to users, bitcoin is a peer-to-peer network in which the nodes decide whether to upgrade the software and accept the new changes. As a practical matter, a modification becomes part of the Bitcoin protocol only if the proposed changes are accepted by participants collectively having more than 50% of the processing power, known as "hash rate", on the network. If a certain percentage of the nodes reject the changes, then a “fork” takes place, and participants can choose the version of the software they want to run.
Forms of Attack Against the Bitcoin Network and Wallets
Blockchain technology has many built-in security features that make it difficult for hackers and other malicious actors to corrupt the protocol or blockchain. However, as with any computer network, the Bitcoin network may be subject to certain attacks. Some forms of attack include unauthorized access to wallets that hold bitcoin and direct attacks, like “51% attacks” or “denial-of-service attacks” on the Bitcoin network.
Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. Private keys used to access bitcoin balances are not widely distributed and are typically held on hardware (which can be physically controlled by the holder or by a third party, such as a custodian) or via software programs on third-party servers. One form of obtaining unauthorized access to a wallet occurs following a phishing attack where the attacker deceives the victim and manipulates them into sharing their private keys for their digital wallet or other sensitive information. Other similar attacks may also result in the loss of private keys, which may cause the victim to effectively lose the corresponding bitcoin because the victim can no longer access their digital wallet.
A “51% attack” may occur when a group of miners attain more than 50% of the Bitcoin network’s mining power, thereby enabling them to control the Bitcoin network and protocol and manipulate the blockchain. A “denial-of-service attack” occurs when legitimate users are unable to access information systems, devices, or other network resources due to the actions of a malicious actor flooding the network with traffic until the network is unable to respond or crashes. The Bitcoin network has been, and can be in the future, subject to denial-of-service attacks, which can result in temporary delays in block creation and in the transfer of bitcoin.
Bitcoin Industry Participants
The primary bitcoin industry participants are miners, investors and traders, digital asset exchanges, and service providers, including custodians, brokers, payment processors, wallet providers, and financial institutions.

Miners. Miners range from bitcoin enthusiasts to professional mining operations that design and build dedicated mining machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to mine bitcoin blocks.
Investors and Traders. Bitcoin investors and traders include individuals and institutional investors who, directly or indirectly, purchase, hold, and sell bitcoin or bitcoin-based derivatives, including bitcoin exchange-traded products. Exchange-traded products ("ETPs") can be bought and sold on a stock exchange like traditional stocks and provide investors with another means of gaining economic exposure to bitcoin through traditional brokerage accounts.
Digital Asset Exchanges. Digital asset exchanges provide trading venues for purchases and sales of bitcoin in exchange for fiat or other digital assets. Bitcoin can be exchanged for fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on bitcoin trading platforms, which are not regulated in the same manner as traditional securities exchanges. In addition to these platforms, over-the-counter markets and derivatives markets for bitcoin also exist. The value of bitcoin within the market is determined, in part, by the supply of and demand for bitcoin in the global bitcoin market, market expectations for the adoption of bitcoin as a store of value, the number of merchants that accept bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors.
Service Providers. Service providers offer a multitude of services to other participants in the bitcoin industry, including custodial and trade execution services, commercial and retail payment processing, loans secured by bitcoin collateral, and financial advisory services. Given the continued widespread adoption of the Bitcoin network, the range of service and number of service providers continue to increase.
Other Digital Assets
As of the date of this Annual Report, bitcoin was the largest digital asset by market capitalization. However, numerous alternative digital assets exist, and many entities, including consortia and financial institutions, are actively researching and investing resources in blockchain platforms and digital assets that utilize consensus mechanisms other than proof-of-work mining, which is employed by the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms.
Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency (“CBDC”) project was made available to consumers in January 2022, and governments including the United States and the European Union have discussed the potential creation of new CBDCs.
Competition
Our bitcoin strategy generally involves from time to time, subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin and bitcoin-related products or engage in other opportunistic transactions to acquire bitcoin and bitcoin-related products and (ii) acquiring bitcoin with our liquid assets that exceed working capital requirements. When we engage in such capital raising transactions, we compete for capital with, among others, ETPs, bitcoin miners, digital assets exchanges, other digital assets service providers, other companies that hold bitcoin or other digital assets as treasury reserve assets, private funds that invest in bitcoin and other digital assets, and similar vehicles. An increase in the competition for sources of capital could adversely affect the availability and cost of financing for our bitcoin purchases, and thereby could adversely affect the market price of our listed securities.
Custody of our Bitcoin
We currently hold and intend to continue to hold all of our bitcoin in custodial accounts at U.S.-based, institutional-grade custodians (who may hold our bitcoin in the United States or other territories) that have demonstrated records of regulatory compliance and information security. Our custodians may also serve as liquidity providers. We engage with multiple custodians to diversify our potential risk exposure to any one custodian. Our custodial services contracts do not restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. In light of the significant amount of bitcoin we hold, we continually seek to engage additional digital asset custodians to further diversify the custody of our bitcoin.

We carefully select the custodians that custody our bitcoin after undertaking a due diligence process. As part of our custodian selection process, we evaluate and select custodians that can demonstrate that they operate with strict security protocols, including multifactor authentication procedures designed to safekeep our bitcoin. In addition, our custodial services agreements generally specify that the private keys that control our bitcoin will be held in offline or “cold” storage, which is designed to mitigate risks that a system may be susceptible to when connected to the internet, including the risks associated with unauthorized network access and cyberattacks. We also conduct due diligence reviews during the custodial relationship to monitor the safekeeping of our bitcoin. As part of our process, we obtain and review our custodians’ Services Organization Controls reports.
Our custodians have access to the private key information associated with our bitcoin, or private keys, and they deploy security measures to secure our bitcoin holdings such as advanced encryption technologies, multi-factor identification, and a policy of storing our private keys in redundant, secure and geographically dispersed facilities. We never store, view or directly access our private keys. The operational procedures of our custodians are reviewed periodically by third-party advisors. All movement of our bitcoin by our custodians is coordinated and monitored. Additionally, we routinely verify our bitcoin holdings by reconciling our custodial service ledgers to the public blockchain.
Potential Advantages and Disadvantages of Holding Bitcoin
We believe that bitcoin is an attractive asset because it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy. We also believe that, due to its limited supply, bitcoin offers the potential to serve as a hedge against inflation in the long-term and, if its adoption increases, the opportunity for appreciation in value.
Bitcoin exists entirely in electronic form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in bitcoin are recorded and authenticated not by a central repository, but by a decentralized peer-to-peer network. This decentralization mitigates the risks of certain threats common to centralized computer networks, such as denial-of-service attacks, and reduces the dependency of the bitcoin network on any single system. The decentralization of user nodes and miners also mitigates the risk of a 51% attack, which would be very costly and difficult to execute with respect to bitcoin because the Bitcoin network is open source and widely distributed, and transactions on the blockchain require significant computing power to be validated. However, while the Bitcoin network as a whole is decentralized, the private keys used to access bitcoin balances are not widely distributed and are susceptible to phishing and other attacks designed to obtain sensitive information or gain access to password-protected systems. Loss of such private keys can result in an inability to access, and effective loss of, the corresponding bitcoin. Consequently, bitcoin holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure and user error, among others. These risks, in turn, make bitcoin substantially more susceptible to theft, destruction, or loss of value from hackers, corruption, viruses and other technology-specific factors as compared to conventional fiat currency or other conventional financial assets.
In addition, the Bitcoin network relies on open-source developers to maintain and improve the Bitcoin protocol. Accordingly, bitcoin may be subject to protocol design changes, governance disputes such as “forked” protocols, competing protocols, and other open source-specific risks that do not affect conventional proprietary software.
Our Healthcare Technology Solutions Products and Services
Our subsidiary, Semler Scientific, currently markets a patented and FDA-cleared, vascular testing product, QuantaFlo. QuantaFlo is a four-minute in-office blood flow test that features a sensor clamp placed on the toe and finger. Infrared light emitted from the clamp on the dorsal surface of the digit is scattered and reflected by the red blood cells coursing through the area of illumination. Returning light is ‘sensed’ by the sensor. A blood flow waveform is instantaneously constructed by our proprietary software algorithm. Semler Scientific primarily utilizes a license model rather than an outright sales model for QuantaFlo. Semler Scientific has placed its QuantaFlo product with healthcare insurance plans, integrated delivery networks, independent physician groups, hospitals and companies contracting with the healthcare industry such as risk assessment groups and retailers in addition to doctors’ offices. Semler Scientific previously reported that it is experiencing and expects to continue to experience decreased usage of its QuantaFlo device due various factors, including the 2024 Medicare Advantage and Part D Final Rate Announcement issued by the Centers for Medicare and Medicaid Services (“CMS”). Semler Scientific manufactures its product, QuantaFlo, in the United States through independent contractors whom it pays for finished goods.
Intellectual Property
We use various methods to establish and protect our intellectual property, and rely on intellectual property laws in the United States and other countries, along with contractual measures to do so.

We own numerous trademarks (under common law, pending US Trademark applications, and a federally registered trademark for STRIVE), proprietary research, and copyrightable educational content distributed through our corporate digital channels. We protect intellectual-property rights via trademark registrations, confidentiality agreements, and strict access controls. We do not rely on patented technology for our core business. For our healthcare business, we have been issued one patent for Semler Scientific’s apparatus, U.S. Patent No. 7,628,760, which expires December 11, 2027.
Government Regulation
Bitcoin Regulation
The laws and regulations applicable to bitcoin and digital assets are evolving and subject to interpretation and change.
Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.
As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (“CFTC”), the U.S. Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.
Depending on the regulatory characterization of bitcoin, the markets for bitcoin in general, and our activities in particular, our business and our bitcoin strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our bitcoin strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.
The CFTC takes the position that some digital assets, including bitcoin, fall within the definition of a “commodity” under the Commodity Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.
The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider bitcoin to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets.
In addition, since transactions in bitcoin provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of bitcoin and Bitcoin platforms, and there is the possibility that law enforcement agencies could close or blacklist bitcoin platforms or other bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving bitcoin held via such platforms or infrastructure. For example, the U.S. Treasury Department’s Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals.
U.S. Food and Drug Administration Regulation
QuantaFlo is a medical device subject to extensive regulation by the FDA and other federal, state, local and foreign regulatory bodies. FDA regulations govern, among other things, activities that Semler Scientific or Semler Scientific’s partners perform and will continue to perform, including product design and development, product testing, product manufacturing, product safety, post-market adverse event reporting, post-market surveillance, product labeling, product storage, record keeping, premarket clearance or approval, post-market approval studies, advertising and promotion, and product sales and distribution.
Healthcare Fraud and Abuse
Semler Scientific’s operations are subject to federal and state healthcare laws and regulations including fraud and abuse laws, such as anti-kickback and false claims laws, data privacy and security laws and transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals.
The federal Anti-Kickback Law prohibits unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The federal Anti-Kickback Law is subject to evolving interpretations. For example, the government has enforced the federal Anti-Kickback Law to reach large settlements with healthcare companies based on, among other things, inappropriate consultant arrangements with physicians or questionable joint venture arrangements. The majority of states also have anti-kickback laws, which establish similar prohibitions that may apply to items or services reimbursed by any third-party payor, including commercial insurers. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Law”), among other things, amended the intent requirement of the federal Anti-Kickback Law and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Health Care Reform Law provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act and certain criminal healthcare fraud statutes.
Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the U.S. Attorney General or as a qui tam action by a private individual in the name of the government. The federal government is using the civil False Claims Act, and the accompanying threat of significant liability, in its investigations of healthcare providers and suppliers throughout the country for a wide variety of Medicare billing practices and has obtained multi-million and multi-billion dollar settlements in addition to individual criminal convictions. The federal False Claims Act provides for treble damages and per-claim penalties. Semler Scientific has been cooperating with civil investigative demands from DOJ (as defined below) since 2017 related to claims for reimbursement related to Semler Scientific’s QuantaFlo device and entered into a settlement agreement with DOJ related thereto in September 2025. See “Risk Factors— Risks Related to Our Healthcare Legal and Regulatory Environment—We are subject to various healthcare fraud and abuse laws and regulations, recently entered into a settlement agreement with DOJ relating to a qui tam action under the False Claims Act, and is now subject to additional litigation and risk relating to the DOJ matter and disclosures regarding the same.” for more information. In addition, off-label promotion has been pursued as a violation of the federal False Claims Act. Pursuant to FDA regulations, Semler Scientific can only market Semler Scientific’s products for cleared or approved uses. Although physicians are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their independent medical judgment, Semler Scientific is prohibited from promoting products for such off-label uses. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and suppliers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.
Additionally, the majority of states in which Semler Scientific markets Semler Scientific’s products have similar fraud and abuse laws, such as anti-kickback, false claims, anti-fee splitting and self-referral laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and violations may result in substantial civil, criminal and administrative penalties.
The Health Care Reform Law also included the federal Physician Payments Sunshine Act, which requires device manufacturers for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to

disclose annually to CMS any “transfer of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other licensed health care practitioners, and teaching hospitals. Such information is now made publicly available in a searchable format, and device manufacturers are now required to report and disclose any investment interests held by physicians and their family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Additionally, the commercial compliance environment is continually evolving in the healthcare industry, and some states, including California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare providers. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
Semler Scientific’s business operations may also be subject to certain federal and state laws regarding the use and disclosure of individually identifiable health information, such as the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, which impose obligations on certain entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
To enforce compliance with the federal laws, the DOJ has also increased its scrutiny of interactions between healthcare companies and healthcare providers (including Semler Scientific), which has led to an unprecedented level of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, the company may be required to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement.
The U.S. and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased U.S. government oversight and enforcement of the Foreign Corrupt Practices Act. Whenever a governmental authority concludes that Semler Scientific is not in compliance with applicable laws or regulations, that authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize Semler Scientific’s products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against Semler Scientific or Semler Scientific’s officers or employees and can recommend criminal prosecution. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of devices Semler Scientific distributes.
If a governmental authority were to conclude that Semler Scientific is not in compliance with applicable fraud and abuse laws and regulations, Semler Scientific and Semler Scientific’s officers and employees could be subject to severe penalties including, for example, civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations, any of which could adversely affect Semler Scientific’s ability to operate Semler Scientific’s business and the results of Semler Scientific’s operations.
It is uncertain whether and how future legislation, whether domestic or foreign, could affect prospects for QuantaFlo or what actions foreign, federal, state or private payors for health care treatment and services may take in response to any such health care reform proposals or legislation.
Human Capital
As of December 31, 2025, we employed 28 full-time employees. None of our employees are represented by a labor union. We believe our human-capital practices — centered on meritocracy, performance-based compensation, and equity ownership — are critical to attracting and retaining top talent. We consider our relationship with our employees to be good and have not experienced any work stoppages. We also regularly engage consultants and subcontractors on an as-needed basis.
Our executive management team regularly review and update our talent strategy, monitoring a variety of data, including turnover, diversity, and tenure, to design and implement effective reward/recognition, training, development, succession, and benefit programs to meet the needs of our businesses and our employees.

Available Information
Our website is located at www.strive.com. We make available free of charge, on or through the Investor Relations section of our website (https://investors.strive.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such reports with the SEC. Information found on our website is not part of this Annual Report or any other report filed with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file or furnish electronically with the SEC at www.sec.gov. We also maintain a dashboard on our website (https://treasury.strive.com/) as a disclosure channel for providing broad, non-exclusionary distribution of information regarding the Company to the public, including information regarding market prices of our outstanding securities, bitcoin acquisitions and holdings, certain KPI metrics and other supplemental information, and as one means of disclosing non-public information in compliance with our disclosure obligations under Regulation FD. Investors and others are encouraged to regularly review the information that we make public via the website dashboard.
Item 1A. Risk Factors
Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impact us, our business, or bitcoin holdings, or our securities.
If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our Class A Common Stock and our SATA Stock, which we refer to collectively as our “listed securities,” could decline, and you may lose all or part of your investment.
On February 6, 2026, we completed a 1-for-20 reverse stock split of our Class A Common Stock and Class B Common Stock (the "Reverse Stock Split"). See Note 2, Summary of Significant Accounting Policies – Reverse Stock Split, to the Consolidated Financial Statements, for further information. As a result of the Reverse Stock Split, all applicable share and per share information presented within this Item 1A. Risk Factors has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.
Risks Related to Our Business
We have a limited operating history and recently launched a bitcoin treasury strategy, making it difficult to evaluate our business and prospects and may increase the risks associated with any investment.
We were formed in 2022 and started formulating and executing on our business plan at that time. In addition, we announced our plan to launch a bitcoin treasury strategy in May 2025, and our management team has a limited operating history of investing in and holding bitcoin. We have since implemented this strategy, holding approximately 7,627 bitcoin as of December 31, 2025. We cannot provide assurances that we will be able to operate our business successfully or implement our operating policies and strategies, including with respect to our bitcoin treasury strategy, as described elsewhere herein. We may encounter risks and challenges frequently experienced by growing companies in rapidly developing industries, including risks related to our ability to:
•maintain a bitcoin treasury strategy, including with respect to the financing, acquisition and custody of bitcoin;
•identify and successfully implement alpha-generating strategies, such as the identification and acquisition of bitcoin-related products, including junior tranches of bitcoin-backed credit structures or the acquisition of target companies at a purchase price discount to their book value or cash assets;
•improve our current operational infrastructure and non-platform technology to support our growth, including our bitcoin treasury strategy, and to respond to the evolution of our market and competitors’ developments;
•further trust with future investors and partners with respect to our bitcoin treasury business;
•distinguish ourselves from competitors in the bitcoin treasury business and our other businesses and navigate political issues;
•respond appropriately to changes in the price of bitcoin, the price of which has been, and will likely continue to be, highly volatile;
•respond to complex, evolving, stringent, contradictory industry standards and government regulation on an international scale that impact our businesses, including our bitcoin treasury strategy;
•maintain and grow our existing asset management operations;
•identify, complete and integrate acquisitions;

•prevent, detect, respond to, or mitigate failures or breaches of privacy and security, including with respect to our bitcoin and our custodial partners;
•hire and retain qualified and motivated employees;
•respond to varying general economic, industry and market conditions; and
•address the other factors described in this section.
If we are unable to do so, our business may suffer, our revenue and operating results may decline and we may not be able to achieve further growth or sustain profitability.
We have a history of operating losses as our business has grown. If we are unable to achieve greater revenues than our operating costs or reduce operating costs, we will continue to incur operating losses, which could result in the need to raise additional capital to support our operating business and negatively impact our operations, strategy and financial performance.
We began our historical operating business in 2022 and have had operating losses in each year as the business has grown. We have a limited operating history upon which an evaluation of the historical business and our prospects can be based. We may be subject to many risks common to new and growing businesses, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. There is no assurance that we will be successful in achieving a return on an investment or meeting other metrics of success. Our future business plans, including with respect to our bitcoin treasury strategy, require substantial expenses in the establishment and operation of our business, and there can be no assurance that subsequent operational objectives will be achieved. We do not expect our historical businesses to generate return on investment sufficient to support our bitcoin strategy. Our success with respect to its bitcoin treasury strategy will ultimately depend on our ability to raise capital. If we do not achieve our operational objectives, and to the extent that we do not raise capital or generate cash flow and income, our financial performance and long-term viability may be materially and adversely affected.
Bitcoin is a novel asset, and subject to significant legal, commercial, regulatory and technical uncertainty.
Bitcoin is relatively novel and subject to significant uncertainty, which could adversely impact its price. The application of state and federal securities laws and other laws and regulations to digital assets such as bitcoin is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin or the ability of individuals or institutions such as ourselves to own or transfer bitcoin.
The U.S. federal government, states, regulatory agencies and foreign countries may also enact new laws and regulations that could materially impact the price of bitcoin or the ability of individuals or institutions such as ourselves to own or transfer bitcoin. Within the past several years, the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023 (“FSMA 2023”), which regulates market activities in “cryptoassets,” and in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country. While the current U.S. administration has expressed support regarding the development and use of digital assets, and the U.S. federal government enacted the Genius Act in July 2025, which provide a regulatory framework for the issuance of “Payment stablecoins”, additional regulatory frameworks and timeline for implementation are still to be developed.
In addition, federal, state and foreign governments and regulatory agencies may pursue regulatory, enforcement or judicial actions. For example, in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency, and in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency. In November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States.
It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets such as bitcoin or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and bitcoin specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of bitcoin, as well as our ability to hold or transact in bitcoin, and in turn adversely affect the market price of our securities. Moreover, the risks of engaging in a bitcoin strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future. The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a store of value or means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium term, there is no assurance that bitcoin usage will continue to grow over the long term.
Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced, and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Actions by U.S. banking regulators, such as the issuance in February 2023 by Federal banking agencies of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past resulted in or contributed to reductions in access to banking services for bitcoin-related customers and service providers, or the willingness of traditional financial institutions to participate in markets for digital assets. The liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin.
Our proposed bitcoin strategy will subject us to enhanced regulatory oversight.
Several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we do not intend to be, nor intend to function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings.
In addition, there has been increasing focus on the extent to which digital assets such as bitcoin can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we are implementing and expect to maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited. We may also incur indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin holdings.
We may pursue strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions that we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state and foreign money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations. Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our future securities.

The broader digital assets industry in which bitcoin exists is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin.
A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in digital assets. Such events could adversely impact our access to any bitcoin we acquire and negatively impact the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.
Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our listed securities.
Our financial results and the market price of our listed securities, would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has as recently as January and February 2026), including as a result of:
•decreased user and investor confidence in bitcoin, including due to the various factors described herein;
•investment and trading activities, such as trading activities of highly active retail and institutional users, speculators, miners and investors;
•actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of bitcoin associated with significant hacks, seizures, or forfeitures, such as the transfers of bitcoin to creditors of Mt. Gox and Bitfinex, and liquidation of seized assets of Movie2k and the Silk Road marketplace;
•actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin ETPs;
•negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high-profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;
•changes in consumer preferences and the perceived value or prospects of bitcoin;
•competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
•a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;
•the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto;
•developments relating to the bitcoin protocol, including (i) changes to the bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the bitcoin blockchain, changes to the maximum number of bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to the bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect bitcoin, or disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance

Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action and has since resulted in Binance discontinuing all fiat deposits and withdrawals in the United States.;
•the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;
•regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
•further reductions in mining rewards of bitcoin, including due to block reward "halving" events, which are events that occur after a specific period of time (the most recent of which occurred in April 2024) that either reduce the block reward earned by “miners” who validate bitcoin transactions, or increase the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of bitcoin mining, which could further increase the costs associated with bitcoin mining, any of which may cause a decline in support for the bitcoin network;
•transaction congestion and fees associated with processing transactions on the bitcoin network;
•macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments (such as increased or decreased fiscal austerity), trade restrictions, and fiat currency devaluations;
•developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the bitcoin blockchain becoming insecure or ineffective; and
•changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, the Iran conflict, and the broadening of the Israel-Hamas conflict to other countries in the Middle East.
Bitcoin holdings and bitcoin-related products are less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity to the same extent as cash and cash equivalents.
Historically, the bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, Strive may not be able to sell any bitcoin it acquires at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, bitcoin holdings may not be able to serve as a source of liquidity to the same extent as cash and cash equivalents.
Strive may also use proceeds of future capital raising activities in part to acquire bitcoin-related products. Such bitcoin-related products may be less liquid than bitcoin and are subject to additional risks, including the potential for higher price volatility, counterparty risks and reduced trading volumes as compared to bitcoin.
Further, bitcoin held with our future custodians or transacted with its trade execution partners will not be subject to the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by any unencumbered bitcoin we may hold or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell any bitcoin we acquire, enter into additional capital raising transactions, including capital raising transactions using bitcoin as collateral, or otherwise generate funds using any future bitcoin holdings, or if we are forced to sell bitcoin at a significant loss, in order to meet its working capital requirements, our business and financial condition could be negatively impacted.

Our bitcoin strategy has not been tested over a significant period of time or under varying market conditions.
We announced our bitcoin treasury strategy in May 2025 and such strategy, including any underlying alpha-generating strategies such as the acquisition of bitcoin-related products, including investments in junior tranches of bitcoin-backed credit structures or the acquisition of target companies at a purchase price discount to their book value or cash assets, similar to the strategies of other bitcoin treasury companies with limited operating histories, has not been tested over a significant period of time or under varying market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. In addition, if bitcoin treasury companies including ourselves trade on multiple-of-net-asset-value (“mNAV”) basis of less than 1.00 to 1.00, investor confidence and interest may be negatively impacted. If bitcoin prices were to decrease or our bitcoin treasury strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.
The availability of spot ETPs for bitcoin may adversely affect the market price of our listed securities.
On January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges.
Investors may choose to purchase shares of a spot bitcoin ETP instead of shares of our Class A Common Stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are expected to be, or the other risk factors applicable to an operating business, such as our existing operating businesses. Additionally, unlike spot bitcoin ETPs, we (i) will not seek for shares of our Class A Common Stock to track the value of the underlying bitcoin we expect to hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) will be a Nevada corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our Class A Common Stock. Based on how we may be viewed in the market relative to ETPs, and other vehicles which offer economic exposure to bitcoin, such as bitcoin futures exchange-traded funds (“ETFs”), leveraged bitcoin futures ETFs, and similar vehicles offered on international exchanges, any premium or discount in the our Class A Common Stock relative to the value of our future bitcoin holdings may increase or decrease in different market conditions.
As a result of the foregoing factors, availability of spot ETPs for bitcoin could have a material adverse effect on the market price of our securities.
We have an evolving business model and strategy.
Our business model has significantly evolved since our inception and we expect it to continue to do so in the future. As digital assets become more widely available, we expect the services and products associated with them to evolve. In order to stay current with the industry, our business model may need to evolve as well. As a result, from time to time, we may modify aspects of our business model relating to our strategy, including pursuing business opportunities outside of our bitcoin treasury business or additional opportunities in line with our existing businesses. In addition, our bitcoin treasury strategy itself may continue to develop and shift over time, including changes to the scope, timing, structure or implementation of that strategy, or a potential reduction in emphasis on bitcoin-related activities altogether.
We have also recently initiated an alpha investing strategy, which may include strategic acquisitions. These investments carry unique risks and may differ significantly from our historical activities. We may ultimately determine not to proceed with a specific acquisition or to pivot away from the alpha investing strategy entirely, including for strategic, operational or regulatory reasons. There can be no assurance that any such investments or acquisitions will be completed or, if completed, that such investments or acquisitions will be completed on terms favorable to us. In addition, if we are able to complete such investments or acquisitions, we may be unable to successfully monetize any legacy intellectual property or other assets on terms favorable to us. We may also incur unexpected costs and encounter other challenges in connection with the wind-down of acquired businesses.
We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. These modifications may increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities within the bitcoin treasury business and we may lose out on such opportunities. Such circumstances could have a material adverse effect on our business, prospects, financial condition and operating results.
Our proposed investments in junior tranches of bitcoin-backed credit structures involve heightened risk and may result in significant losses.
As part of our alpha investing strategies, we may acquire junior or equity tranches of structured pools backed by bitcoin at discounted levels relative to the underlying collateral. These instruments are typically subordinated to senior tranches in repayment priority and therefore carry a higher risk of loss in the event of adverse market conditions. There can be no assurance that we will be able to acquire such instruments at terms favorable to us, if at all. In addition, while these investments may offer the potential for superior risk-adjusted returns, especially when purchased at a discount to par value, they are also highly sensitive to declines in the value of the underlying bitcoin collateral.
If we are able to acquire such instruments and there is a material decrease in bitcoin market prices or deterioration in the credit performance of the underlying pool, our junior tranche holdings could suffer disproportionately large losses, including full principal impairment. In addition, the market for such instruments may be illiquid, and we may not be able to sell or hedge its exposure on favorable terms. These risks could adversely affect our financial condition, results of operations and the performance of our alpha investing strategies more broadly.
Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect its business and operating results.
Our current and future growth, including increases in the number of our strategic relationships, may place a strain on our managerial, operational and financial resources and systems, as well as on our management team. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial operational and financial resources and systems, our business and financial results would be materially harmed.
A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy any financial obligations.
As part of our bitcoin strategy, we may incur indebtedness and other fixed charges. In addition to the SATA Stock, we may also issue additional preferred equity and other securities that increase our cash dividend payments. For the year ended December 31, 2025, our historical operating businesses did not generate positive cash flow from operations. If our historical operating businesses do not generate cash flow in future periods sufficient to satisfy our financial obligations, including any future debt and cash dividend obligations, we intend to fund obligations using cash flow generated by equity or debt financings. Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our then-existing bitcoin holdings, investor sentiment and the general public perception of bitcoin, our strategy and our value proposition, including as compared to other bitcoin treasury companies. Accordingly, a significant decline in the market value of our bitcoin holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy any future financial obligations, including any future debt and cash dividend obligations. These risks could materialize at times when bitcoin or any bitcoin-related products trade below the carrying value on our most recent balance sheet or our cost basis. As we have limited operating assets, we may be required to sell bitcoin or bitcoin-related products to satisfy such future obligations. Any such sale of bitcoin or bitcoin-related products may have a material adverse effect on our operating results and financial condition, and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our bitcoin in amounts and at prices sufficient to satisfy our financial obligations, including our debt service and cash dividend obligations, could cause us to default under any future debt obligations and have a material adverse effect on our financial condition.
Our proposed bitcoin strategies will expose us to risk of non-performance by counterparties.
Our proposed bitcoin strategies, including proposed alpha-generating strategies, will expose us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our future partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses.
We anticipate that our primary counterparty risk with respect to any bitcoin treasury strategy is custodian performance obligations under the custody arrangements we expect to enter into in the future. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc., Binance Holdings Ltd., and Kraken, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our future custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.
While we expect that any of our future custodians will be subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially held bitcoin will not become part of the custodian’s insolvency estate if one or more of our future custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using any future bitcoin holdings, we would become subject to additional counterparty risks.
We may also have additional counterparty exposure with respect to our bitcoin counterparties due to our limited operating history, recent adoption of a bitcoin treasury strategy, limited bitcoin treasury experience, proposed alpha-generating strategies and need to establish new counterparty relationships, including the identification, diligence and establishment of new custodial relationships for future bitcoin purchases. Any significant non-performance by counterparties, including in particular the custodians with which we custody any future bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.
Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our listed securities.
Our future assets are expected to be in future bitcoin holdings. While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act of 1940, which would subject us to significant additional regulatory controls that could have a material adverse effect on our ability to execute on our bitcoin strategy, and our business and operations and may also require us to substantially change the manner in which we conduct our business. In addition, if bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our listed securities.
Our assets are, and we expect our future assets will continue to be, concentrated in bitcoin.
The vast majority of our assets are, and we expect our future assets will continue to be, concentrated in bitcoin holdings or bitcoin-related products. The concentration of our assets in bitcoin or bitcoin-related products will limit our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of treasury assets.
Future developments regarding the treatment of bitcoin for U.S. and foreign tax purposes could adversely affect our business, operating results, and financial condition.
Due to the new and evolving nature of crypto assets such as bitcoin and the absence of comprehensive legal and tax guidance with respect to crypto asset products and transactions, including bitcoin and bitcoin transactions, many significant aspects of the U.S. and foreign tax treatment of transactions involving crypto assets, such as the purchase and sale of crypto assets, as well as the provision of blockchain rewards and other crypto asset incentives and rewards products, are uncertain, and it is unclear whether, when and what guidance may be issued in the future on the treatment of crypto asset transactions for U.S. and foreign tax purposes.
In 2014, the IRS released Notice 2014-21, discussing certain aspects of “virtual currency” for U.S. federal income tax purposes and, in particular, stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. From time to time, the IRS has released other guidance relating to the tax treatment of virtual currency or crypto assets reflecting the IRS’s position on certain issues. The IRS has not addressed many other significant aspects of the U.S. federal income tax treatment of crypto assets and related transactions.

There continues to be uncertainty with respect to the timing, character, and amount of income inclusions for various crypto asset transactions including, but not limited to, lending and borrowing crypto assets and other crypto asset incentives and products that we expect to offer. Because of the rapidly evolving nature of crypto asset innovations and the increasing variety and complexity of crypto asset transactions and products, it is possible the IRS and various U.S. states may disagree with our future treatment of certain crypto asset offerings for U.S. and state tax purposes. Similar uncertainties exist in the foreign markets in which we expect to operate with respect to direct and indirect taxes, and these uncertainties and potential adverse interpretations of tax law could impact the amount of tax we are required to pay.
There can be no assurance that the IRS, U.S. state revenue agencies, or foreign tax authorities will not alter their respective positions with respect to crypto assets in the future or that a court would uphold the treatment set forth in existing positions. It also is unclear what additional tax authority positions, regulations, or legislation may be issued in the future on the treatment of existing crypto asset transactions and future crypto asset innovations under U.S. federal, U.S. state, or foreign tax law. Any such developments could result in adverse tax consequences for holders of crypto assets and could have an adverse effect on the value of crypto assets and the broader crypto asset markets. Future technological and operational developments that may arise with respect to crypto assets may increase the uncertainty with respect to the treatment of crypto assets for U.S. and foreign tax purposes. The uncertainty regarding tax treatment of crypto asset transactions could impact our business.
Bitcoin does not pay interest or dividends.
Bitcoin does not and bitcoin-related products may not directly pay interest or other returns. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us and holders of our securities to additional risks.
We will require significant additional capital to support our bitcoin treasury strategy and existing businesses, and this capital might not be available on favorable terms, or at all.
We have funded our operations since inception primarily through equity financings. We do not expect that our cash flows from operations will fund our bitcoin treasury strategy or other strategic alternatives, which are capital-intensive and may require substantial funding over time. We also intend to continue to make investments in our existing businesses, which may require us to secure additional funds. We may address our capital needs through future equity or debt financings, which may include at-the-market offerings, preferred stock issuances and fixed income financings, issuances of equity in exchange for bitcoin or bitcoin-related products, or credit arrangements. Additional financing may not be available on terms favorable to us, if at all, including due to general macroeconomic conditions, bitcoin market conditions and any disruptions in the bitcoin market, competition from other bitcoin treasury companies or alternate investments, instability in the global banking system, increasing regulatory uncertainty and scrutiny or other unforeseen factors. Any future equity or debt offerings, issuances or credit arrangements may be on unfavorable terms or terms that may not be acceptable to us. If we incur indebtedness to finance our existing businesses or treasury strategy, the debt holders would have rights senior to holders of our Class A and Class B Common Stock, to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, we have authorized the issuance of “blank check” preferred stock that our board of directors could use to, among other things, implement a stockholder rights plan, or issue other shares of preferred stock. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued common stock. The trading prices for our Class A Common Stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or crypto asset markets could adversely affect our business and the value of our shares of Class A Common Stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders will bear the risk of future issuances of debt or equity securities reducing the value of their common stock and diluting their interests.
Adverse economic conditions could adversely affect our business.
Our performance is subject to general economic conditions, and their impact on the crypto asset markets. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. Adverse general economic conditions have impacted in the past, and may impact in the future, the cryptoeconomy, although the extent of such impacts remains uncertain and dependent on a variety of factors, including market adoption of crypto assets, global trends in the cryptoeconomy, central bank monetary policies, instability in the global banking system, volatility and disruptions in the capital and credit markets, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations, can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and crypto asset markets. For example, in the past the capital and credit markets have experienced extreme volatility and disruptions, resulting in steep declines in the value of crypto assets. To the extent general economic conditions and crypto assets markets materially deteriorate or decline for a prolonged period, our business, operating results and financial condition could be adversely affected. Moreover, even if general economic conditions were to improve following any such deterioration, there is no guarantee that the cryptoeconomy would similarly improve.
The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies on certain topics. If financial accounting standards undergo significant changes, our operating results could fluctuate.
The accounting rules and regulations that we must comply with, or is expected to be required to comply with in the future, are complex and subject to interpretation by the FASB, the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls and many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of crypto assets and related valuation and revenue recognition. Moreover, a change in these principles or interpretations could have a significant effect on our reported financial results. For example, in December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (ASU 2023-08): Accounting for and Disclosure of Crypto Assets, which represents a significant change in how entities that hold crypto assets will account for certain of those holdings.
Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and may retroactively affect previously reported results and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and our business, operating results, and financial condition.
If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin holdings, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.
We expect that substantially all of the bitcoin we will acquire will be held in custody accounts at U.S.-based institutional-grade digital asset custodians. Our custodial services contracts are not expected to restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. Security breaches and cyberattacks are of particular concern with respect to bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers.
A successful security breach or cyberattack could result in:
•a partial or total loss of our bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who will hold our bitcoin;
•harm to our reputation and brand;
•improper disclosure of data and violations of applicable data privacy and other laws; or
•significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.
Similar risks will apply to bitcoin underlying any bitcoin-related products we may acquire in the future, and with respect to our historical operating businesses.
We expect that any insurance agreements we enter into with respect to losses of our bitcoin holdings will cover only a small fraction of the value of the entirety of our future bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we enter into or that such coverage will cover losses with respect to our bitcoin.
Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Bitcoin blockchain ecosystem or in the use of the Bitcoin network to conduct financial transactions, which could negatively impact us.
In addition, bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. While the Bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the bitcoin held in the related digital wallet. Furthermore, Strive cannot provide assurance that its digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.
Attacks upon systems across a variety of industries, including industries related to bitcoin and financial services, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. In 2025, we have not identified any cybersecurity threats or incidents, including those resulting from any previous cybersecurity incidents, that have materially affected, or, to our knowledge, are reasonably likely to materially affect, us or our business strategy, results of operations or financial condition. However, we may, in the future, experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin or financial services industries, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.
If we are unable to recruit or retain skilled personnel, or if we lose the services of Matthew Cole, our business, operating results, and financial condition could be materially adversely affected.
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. There has historically been significant competition for qualified employees in the technology industry, and such competition may be further amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. We may not be able to retain our current key employees or attract, train, assimilate, and retain other highly skilled personnel in the future, particularly at times when we undergo significant headcount reductions. Our future success also depends in large part on the continued service of Matthew Cole. If we were unable to attract, train, assimilate, and retain the highly skilled personnel we need, or we were to lose the services of Matthew Cole, our business, operating results, and financial condition could be materially adversely affected.
We may be subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities.
We may from time to time become subject to claims, arbitrations, individual and class action lawsuits, government and regulatory investigations, inquiries, actions or requests, including with respect to employment matters, and other proceedings alleging violations of laws, rules and regulations, both foreign and domestic. The scope, determination and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes and proceedings to which we are subject cannot be predicted with certainty, and may result in:
•substantial payments to satisfy judgments, fines or penalties;
•substantial outside counsel legal fees and costs;
•additional compliance and licensure requirements;
•loss or non-renewal of existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;

•loss of productivity and high demands on employee time;
•criminal sanctions or consent decrees;
•termination of certain employees, including members of our executive team;
•barring of certain employees from participating in our business in whole or in part;
•orders that restrict or suspend our business or prevent us from offering certain products or services;
•changes to our business model and practices;
•delays and/or interruptions to planned transactions, product launches or improvements; and
•damage to our brand and reputation.
Any such matters can have an adverse impact, which may be material, on our business, operating results or financial condition because of legal costs, diversion of management resources, reputational damage and other factors.
Our bitcoin treasury business will not be subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.
Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. Our bitcoin treasury business is not subject to, and does not intend to otherwise voluntarily comply with, these laws and regulations other than as may be required with respect to its existing wealth management (until the disposal thereof) and asset management businesses. This means, among other things, that the execution of or changes to our bitcoin strategy, our use of leverage, the manner in which our bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally with respect to its bitcoin strategy are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, no stockholder or regulatory approval would be necessary with respect to a significant change in our bitcoin strategy. Consequently, our board of directors and management are expected to have broad discretion over the investment, leverage and cash management policies we authorize, whether in respect of our future bitcoin holdings or other activities we may pursue, and have the power to change our current policies, including our strategy of acquiring and holding bitcoin.
Our historical asset management business is subject to business, legal and regulatory obligations.
Our existing asset management business is subject to various laws and regulations, including the Investment Advisers Act of 1940, the Investment Company Act of 1940, the Securities Act of 1933 and the Securities Exchange Act of 1934, and our asset management business subsidiary is a registered investment adviser, subject to periodic SEC examinations, marketing-rule compliance, fund-reporting obligations and other requirements. Failure by us and our business to comply with these and other rules applicable to the asset management business may materially and adversely impact our business, operating results, and financial condition. In addition, the asset management business could distract our management team from pursuing or executing on the bitcoin treasury business or limit our ability to pursue new opportunities.
We are a “controlled company” within the meaning of the Nasdaq Stock Market Rules because our insiders beneficially own more than 50% of the voting power of our outstanding voting securities.
Certain of our existing stockholders, including Vivek Ramaswamy, entered into a Shareholders’ Agreement, and, as of December 31, 2025, collectively beneficially owned more than 50% of the voting power of our outstanding voting securities. Therefore, as of December 31, 2025, Strive is a “controlled company” within the meaning of the listing rules of Nasdaq. So long as such stockholders collectively beneficially own more than 50% of our voting power and subject to applicable Nasdaq transition requirements, we may rely on certain exemptions from corporate governance rules, including an exemption from the rule that a majority of the our board of directors must be independent directors. Because we have elected to rely on the “controlled company” exemption, a majority of the members of our board of directors may not be independent directors, and our nominating and corporate governance and compensation committees may not consist entirely of independent directors. Our status as a controlled company could cause the shares of our common stock to be less attractive to certain investors or otherwise harm our trading price. As a result, you would not have the same protection afforded to stockholders of companies that are subject to these corporate governance requirements.
We are an “emerging growth company” under the JOBS Act and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our securities less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and intend to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of SOX, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. We will not utilize the extended transition period provided under Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
We cannot predict if investors will find our securities less attractive because we may rely on these exemptions.
If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile. We may utilize these exemptions until such time that it is no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of (i) the last day of the fiscal year in which it has more than $1.235 billion in annual revenue; (ii) the last day of the fiscal year in which we will qualify as a “large accelerated filer”; (iii) the date on which we will have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2028, the last day of the fiscal year in which the fifth anniversary of the effectiveness of the registration statement for our predecessor company’s initial public offering occurs.
Risks Related to the Combined Company Following the Semler Scientific Merger
Failure to successfully combine the businesses of Strive and Semler Scientific in the expected time frame or at all may adversely affect the future results of the combined company, and, consequently, the value of our Class A Common Stock.
The success of the Semler Scientific Merger will depend, in part, on the ability of the combined company to realize in a timely fashion the anticipated benefits and efficiencies from combining the businesses of Strive and Semler Scientific. The process of integration may reveal that benefits and efficiencies are less than anticipated and may result in additional expenses, all of which could reduce the anticipated benefits of the Semler Scientific Merger.
Achieving the anticipated benefits of the Semler Scientific Merger is subject to a number of uncertainties, including:
•the ability of the two companies to combine certain of their operations or take advantage of expected growth opportunities;
•general market and economic conditions;
•general competitive factors in the marketplace; and
•higher than expected costs required to achieve the anticipated benefits of the Semler Scientific Merger.
Failure to achieve the anticipated benefits and efficiencies from the Semler Scientific Merger, or the occurrence of additional expenses, could have a material adverse impact on the results of operations of the combined company and its ability to pay dividends after closing. In turn, the market value of our Class A Common Stock could be adversely impacted.
Semler Scientific may have liabilities that are not known to us.
Following completion of the Semler Scientific Merger, we may learn additional information about Semler Scientific that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. As a result of these factors, we may incur additional costs and expenses and may be forced to later write-down or write-off assets, restructure operations or incur impairment or other charges that could result losses. Even if our due diligence had identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our expectations. If any of these risks materialize, this could adversely affect our financial condition and results of operations and could contribute to negative market perceptions about, or price movements of, our Class A Common Stock.
Risks Related to Our Class A Common Stock
The trading price of our Class A Common Stock is and will likely continue to be volatile and subject to wide price fluctuations in response to various factors, including:
•market conditions in the broader stock market in general, or in our industry in particular;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new products and services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales of large blocks of our stock;
•additions or departures of key personnel;

•regulatory developments;
•litigation and governmental investigations; and
•economic and political conditions or events.
These and the other factors described herein may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of other companies’ stock has been volatile, holders of that stock have instituted securities class action litigation against them. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.
Insiders have influence over us and could limit your ability to influence the outcome of key transactions, including a change of control.
Certain of our existing holders, including Vivek Ramaswamy, by virtue of our dual-class structure, control a majority of the voting power of our common stock. As a result, such stockholders are able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. Further, pursuant to our Amended & Restated Articles of Incorporation, as Principal Stockholder (as defined therein), Vivek Ramaswamy has the right, subject to certain requirements, to cause our Class B Common Stock to convert into our Class A Common Stock.
Such stockholders may also have interests that differ from yours, including as a result of holding other investments, and may vote in a way with which you disagree and which may be adverse to your interests, including in connection with a change of control of our company or premiums received in connection with a sale of our company.
These risks may be exacerbated if other stockholders (or a group of affiliated stockholders) were to exercise majority voting control over us, including if our current significant stockholders were to sell a significant portion of their shares in our company.
The Amended & Restated Articles of Incorporation include a corporate opportunity waiver.
To the fullest extent permitted under the Nevada Revised Statutes ("NRS"), our Amended & Restated Articles of Incorporation renounced any interest or expectancy of us in, or in being offered an opportunity to participate in, business opportunities that are presented to members of our board of directors who are not our employees (a “Non-Employee Director”) (including any Non-Employee Director who serves as an officer in both his or her director and officer capacities). Our Amended & Restated Articles of Incorporation further provide that, to the fullest extent permitted by law, our Non-Employee Directors and their respective affiliates do not have any liability to us for any breach of fiduciary duty for engaging in any such activities or from not disclosing any corporate opportunities to us or from pursuing or acquiring such opportunities themselves or offering or directing such opportunities to any other person. As a result of these provisions, we may be not be offered certain corporate opportunities which could be beneficial to us, or our Non-Employee Directors may direct such opportunities to certain other businesses in which they are engaged (or such other businesses may otherwise pursue such opportunities) causing them to compete with us, which may cause such opportunities not to be available to us or to become more expensive or difficult for us to pursue, which could adversely impact our business or prospects. By being our stockholder, you will be deemed to have notice of and have consented to these provisions of our Amended & Restated Articles of Incorporation.
Some provisions of the Amended & Restated Articles of Incorporation and the Amended & Restated Bylaws may deter third parties from acquiring us.
The Amended & Restated Articles of Incorporation and the Amended & Restated Bylaws include, among other things, the following:
•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•advance notice requirements for stockholder proposals;
•a restriction on acquiring more than a 20% ownership interest in us; and
•from and after the Sunset Date (as such term is defined in the Amended & Restated Articles of Incorporation), we will be governed by Nevada’s “combinations with interested stockholders” statutes (NRS 78.411 through 78.444).
These "anti-takeover" defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions than you desire.

We do not anticipate paying any cash dividends or other distributions to holders of our common stock in the foreseeable future. Accordingly, stockholders need to be prepared to rely on capital appreciation, if any, for any return on their investment.
We currently intend to retain our future earnings, if any, for the foreseeable future, to fund the development and growth of our business. We do not intend to pay any dividends or make other distributions to holders of our common stock for the foreseeable future. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock.
Sales of substantial amounts of our common stock in the open market by our significant stockholders could depress our stock price.
Shares of our common stock that were issued to holders of shares of capital stock, $0.00001 par value per share, of Strive Enterprises, Inc. pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated as of June 27, 2025, by and among Strive, Inc. (which was, until September 12, 2025, known as Asset Entities Inc.), Alpha Merger Sub, LLC, an Ohio limited liability company and our wholly owned subsidiary, and Strive Enterprises, Inc., an Ohio corporation, became freely tradable once registered pursuant to that certain Registration Rights Agreement, dated as of September 12, 2025, by and among Strive, Inc. and the persons listed on Schedule A thereto (the “Registration Rights Agreement”) or sold in compliance with Rule 144 promulgated under the 1933 Act. Pursuant to the Registration Rights Agreement, certain of such holders will receive customary piggyback and demand rights.
Such persons may wish to dispose of some or all of their interests in our company, and as a result may seek to sell their shares of our common stock. These sales (or the perception that these sales may occur), coupled with the increase in the number of outstanding shares of our common stock, may affect the market for, and the market price of, our common stock in an adverse manner.
If the holders of our common stock, including the aforementioned persons, sell substantial amounts of our common stock in the public market once such shares are registered pursuant to the Registration Rights Agreement or sold in compliance with Rule 144 promulgated under the 1933 Act, the market price of our common stock may decrease. These sales might also make it more difficult for us to raise capital by selling equity or equity-related securities at a time and price that it otherwise would deem appropriate.
A significant portion of the total outstanding shares of our common stock may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Concurrent with the consummation of the transactions contemplated by the Asset Entities Merger Agreement, we issued (i) (a) 345,487,794 shares (17,274,389 on a split-adjusted basis) of Class A Common Stock, (b) 209,771,462 pre-funded warrants exercisable for 10,488,573 shares of Class A Common Stock (on a split-adjusted basis), and (c) 555,259,256 warrants exercisable at a price of $1.35 for 27,762,962 shares of Class A Common Stock (on a split-adjusted basis), each issued pursuant to the terms of the subscription agreements, dated as of May 26, 2025, by and among Asset Entities, Inc., Strive Enterprises, Inc. and certain stockholders (together, the “PIPE Shares”), and (ii) 2,681,893 shares (134,094 on a split-adjusted basis) of Class A Common Stock issued pursuant to the terms of the exchange agreements, dated as of August 22, 2025, by and among Asset Entities, Inc., Strive Enterprises, Inc. and certain stockholders (the “351 Exchange Shares”) (together, the “PIPE Financing Transactions”).
If our existing stockholders or investors of the PIPE Shares and the 351 Exchange Shares sell, or indicate an intention to sell, substantial amounts of such shares in the public market, the trading price of the shares of our Class A Common Stock could substantially decline. As of March 17, 2026, Strive has a total of 59,286,628 shares of Class A Common Stock issued and outstanding. The shares of Class A Common Stock as of March 17, 2026 do not include 9,872,157 shares of Class B Common Stock that are issued and outstanding and 531,888,702 unexercised traditional warrants to purchase 26,594,435 shares of Class A Common Stock, in each case issued and outstanding as of March 17, 2026, nor does such figure include restricted stock awards or shares issuable in connection with our equity award plans.
Substantially all of our shares of common stock will be able to be sold, subject to any applicable volume limitations, under federal securities laws with respect to affiliate sales.
On September 15, 2025, Strive also registered 15,053,903 shares (752,696 on a split-adjusted basis) of Class A Common Stock to be available for issuance pursuant to the Strive, Inc. 2022 Amended and Restated Equity Incentive Plan (the “Pre-ASST Transaction Plan”) under Form S-8 (the “Initial Form S-8”). Such shares can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144. We may register additional shares of common stock for issuance under future employee benefit plans. In addition, we also registered 43,847,840 shares (2,192,392 on a split-adjusted basis) of Class A Common Stock in respect of converted awards of restricted stock units and restricted shares of Class B common stock, par value $0.00001 per share, of Strive

Enterprises, Inc. as a result of the transactions contemplated by the Asset Entities Merger Agreement, pursuant to the Pre-ASST Transaction Plan. Such shares can be freely sold in the public market.
You may experience future dilution as a result of future equity offerings.
In order to raise additional capital or pursue strategic acquisition opportunities, we may in the future offer additional shares of Class A Common Stock, equity-linked offerings, preferred stock issuances and/or fixed income financings. For example, we entered into an “at-the-market” offering program for shares of Class A Common Stock in September 2025, conducted an initial public offering of shares of our SATA Stock in November 2025, entered into an “at-the-market” offering program for shares of our SATA Stock in December 2025 and issued and sold shares of our SATA Stock in a follow-on offering in January 2026.
The price per share at which we sell or issue additional shares of Class A Common Stock, SATA Stock or other securities in future transactions may be higher or lower than the price at which you purchased your shares.
If we fail to implement effective internal control over financial reporting, such failure could result in material misstatements in its financial statements, cause investors to lose confidence in our reported financial and other public information and have a negative effect on the trading price of our securities.
Prior to the consummation of the Asset Entities Merger, we operated as a private company, and accordingly, we have had relatively less accounting personnel and other resources to address internal controls as compared to a typical public company. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, designed to prevent fraud. We cannot assure you that the robust internal control and financial reporting requirements we are seeking to adopt as the result of being a public company will not lead to the discovery of past or future control deficiencies in our financial reporting. Any failure to identify and remediate past control deficiencies, or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations.
Following the consummation of the Asset Entities Merger, we became a public company in the United States subject to SOX. Section 404(a) of SOX (“Section 404”) requires management of public companies to develop and implement internal control over financial reporting and evaluate the effectiveness thereof. We will be required to disclose changes made in our internal controls and procedures and our management will be required to assess the effectiveness of these controls annually. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In particular, we are required to furnish a report by management on, among other things, the effectiveness and any material weaknesses of our internal control over financial reporting beginning with this Annual Report. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX, which may otherwise be applicable beginning with this Annual Report. An independent assessment of the effectiveness of our internal controls by our registered public accountant could detect past or future problems that our management’s assessment might not. Any testing by us conducted in connection with Section 404 of SOX, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify areas for further attention or improvement. In particular, undetected past or future material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation and the trading price of our securities may suffer. We may also not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or may not be able to remediate some of the identified deficiencies in time to meet the deadline imposed by SOX for compliance with the requirements of Section 404.
The process of designing, implementing and maintaining effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we fail to design, implement and maintain effective internal controls and financial reporting procedures, it could severely inhibit our ability to accurately report its results of operations and result in material misstatements in our financial statements, impair our ability to raise revenue, subject us to regulatory scrutiny and sanctions and cause investors to lose confidence in our reported financial information, which in turn could have a negative effect on the business and the trading price of our securities. Additionally, ineffective internal control over financial reporting could result in deficiencies that are deemed material weaknesses, and any such material weaknesses could result in our failure to detect a material misstatement of our annual or quarterly consolidated financial statements or disclosures. Ineffective internal control over financial reporting could also expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from Nasdaq, regulatory investigations, civil or criminal sanctions and lawsuits. In addition, our internal control over financial reporting will not prevent or detect all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
Future sales of our Class A Common Stock or our SATA Stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our Class A Common Stock, and, accordingly, the value of our SATA Stock. The terms of our SATA Stock do not restrict our ability to issue additional SATA Stock, Class A Common Stock or other equity-related securities in the future. Future sales or issuances of Class A Common Stock, SATA Stock or other equity-related securities could be dilutive to holders of Class A Common Stock and SATA Stock and could adversely affect their voting and other rights and economic interests. If we issue additional shares of our SATA Stock, shares of Class A Common Stock (including as payment for regular dividends on our SATA Stock), or other equity-related securities, the price of Class A Common Stock and the value of our SATA Stock may decline. We cannot predict the size of future issuances of Class A Common Stock or other securities or the effect, if any, that the issuance of our SATA Stock, and future sales and issuances of Class A Common Stock and other securities would have on the market price of Class A Common Stock and the value of our SATA Stock. The sale or the availability for sale of a large number of shares of Class A Common Stock in the public market could cause the market price of our Class A Common Stock to decline.
Risks Related to Nevada Law and Our Charter
Case law in Nevada may be less likely to provide guidance for specific fact scenarios than in Delaware.
We are a Nevada corporation. Because of Delaware’s prominence as a state of incorporation for many large corporations, the Delaware courts have developed considerable expertise in dealing with corporate issues and a substantial body of case law has developed construing Delaware law under certain sets of facts. While Nevada also has adopted comprehensive, modern and flexible corporate law statutes, because the volume of Nevada case law concerning the effects of its statutes and regulations is more limited, we may experience, and our stockholders may experience, less predictability with respect to the legal requirements in connection with corporate affairs and transactions, and stockholders’ rights to challenge them in specific situations where the application of the statute may be open to differing interpretations.
Our directors and officers are protected from liability for a broad range of actions.
Under the NRS, unless otherwise provided in the articles of incorporation or pursuant to certain statutory exceptions, a director or officer is not individually liable to a corporation or its stockholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer, except where (i) the statutory presumption of the business judgment rule (i.e. that such director or officer has acted in good faith, on an informed basis and with a view to the interests of the corporation) has been rebutted, and (ii) it is proven that such director’s or officer’s act or failure to act was a breach of his or her fiduciary duties as a director or officer and such breach involved intentional misconduct, fraud or a knowing violation of law. The Amended & Restated Articles of Incorporation provide that, to the fullest extent permitted by Nevada law, our directors and officers will not be individually liable to us or any of our stockholders or creditors for damages as a result of any act or failure to act in their respective capacities as a director or officer.

The Amended & Restated Articles of Incorporation provide that the Eighth Judicial District Court of Clark County, Nevada is the sole and exclusive forum for substantially all disputes between us and the holders of our common stock, which could limit the ability of the holders of our common stock to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
The Amended & Restated Articles of Incorporation provide that the Eighth Judicial District Court of Clark County, Nevada (or, if the Eighth Judicial District Court does not have jurisdiction, any other state district court located in the State of Nevada, and, if no state district court in the State of Nevada has jurisdiction, any federal court located in the State of Nevada), is the sole and exclusive forum for many disputes between us and the holders of our common stock, which could limit the ability of the holders of our common stock to obtain a favorable judicial forum for disputes with us or our directors, officers or employees. The Amended & Restated Articles of Incorporation provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by applicable law, the Eighth Judicial District Court of Clark County, Nevada is the sole and exclusive forum for any or all actions, suits or proceedings, whether civil, administrative or investigative or that asserts any claim or counterclaim: (a) brought in our name or right or on our behalf, (b) asserting a claim for breach of any fiduciary duty owed by any of our current or former directors, officers, stockholders, employees, agents or fiduciaries or its stockholders, (c) for any "internal action" (as defined in NRS 78.046), including any action asserting a claim against us arising pursuant to any provision of NRS Chapters 78 or 92A, any provision of the Amended & Restated Articles of Incorporation or its Amended & Restated Bylaws, any agreement entered into pursuant to NRS 78.365 or as to which the NRS confers jurisdiction on the district court of the State of Nevada, (d) to interpret, apply, enforce or determine the validity of the Amended & Restated Articles of Incorporation or its Amended & Restated Bylaws or (e) governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Amended & Restated Articles of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
Our governing documents and Nevada law could discourage takeover attempts and other corporate governance changes.
The Amended & Restated Articles of Incorporation and Amended & Restated Bylaws contain provisions that could delay or prevent a change in control of our company. These provisions may also make it difficult for holders of our common stock to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions:
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•provide that our board of directors is classified into three classes with staggered, three-year terms, and that directors may be removed only by the affirmative vote of the holders of not less than two-thirds of the voting power of the shares then entitled to vote generally in the election of directors, voting together as a single class;
•require super-majority voting to amend certain provisions in our Amended & Restated Articles of Incorporation and Amended & Restated Bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•specify that special meetings of our stockholders can be called only by the affirmative vote of a majority of the entire board of directors; provided, that, until the Sunset Date, special meetings of stockholders shall be called by our Secretary at the request of our Principal Stockholder (as such term is defined in the Amended & Restated Articles);
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum or by the sole remaining director;
•prohibit cumulative voting in the election of directors;
•restrict the forum for certain litigation against us to Nevada;
•restrict the forum for certain litigation against us to the federal district courts of the United States;
•reflect the dual class structure of our common stock; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, after certain events specified in the Amended & Restated Articles of Incorporation, we will be subject to Nevada’s statutes regarding combinations with interested stockholders. These provisions may prohibit large stockholders, in particular, those beneficially owning 10% or more of the voting power of our outstanding voting stock, from merging or otherwise engaging in a "combination" (as defined in the Nevada statutes) with us for a period of time.
If securities or industry analysts do not publish or cease publishing research, or publish inaccurate or unfavorable research, about our business, the price of our Class A Common Stock and its liquidity could decline.
The trading market for our securities may be influenced by the research and reports that securities or industry analysts publish about us or our business, market or competitors. We will not have any control over these analysts. If securities and industry analysts do not cover our company, cease coverage of our company, downgrade our securities, or publish inaccurate or unfavorable research about our business, the market price and trading volume for our securities may be negatively affected. In light of the unpredictability inherent in our anticipated businesses, our financial outlook commentary may differ from analysts’ expectations, which could cause volatility to the price of our securities.
Risks Related to Our Healthcare Business
If we do not successfully implement our healthcare solutions strategy, our business and results of operations will be adversely affected.
In late March 2023, the Centers for Medicare and Medicaid Services (“CMS”) issued a final 2024 rate announcement with payment changes for the Medicare Advantage and Part D prescription drug programs and under which CMS is phasing in a new Medicare Advantage risk adjustment model (2024 model) from the previous model (2020 model) over a three-year period. The 2024 model does not include risk adjusted payments for peripheral artery disease (“PAD”) without complications, which payments many of our customers previously relied upon for their Medicare Advantage patients under the previous 2020 model. In calendar year 2025, only 33% of the 2020 model is available. Such changes in the regulatory landscape for hierarchical condition category (“HCC”) codes has impacted the perceived profitability of using QuantaFlo to aid diagnosis of cardiovascular diseases. We are experiencing and expect to continue to experience decreased usage due to the current CMS reimbursement landscape, which is having a negative effect on our revenues.
Although we believe that various demographics and industry-specific trends, including the aging of the general population, growth of capitated payment programs, numbers of undiagnosed patients with cardiac and vascular or other diseases and the importance of codifying vascular disease and potentially other diseases should drive growth in our healthcare business. However, even with these demographics and trends, if CMS reimbursement landscape remains unfavorable, growth will be limited. If our customers do not receive increased capitated payments for providing care to patients for PAD, it will continue to have a material and adverse effect on our business, financial condition and results of operations. Actual demand for our products and service offerings could differ materially from projected demand if our assumptions regarding these factors prove to be incorrect or do not materialize, or if alternatives to our products or other risk assessment service providers gain widespread acceptance.
To implement our business strategy, we need to (among other things) find new applications for and improve our products and service offerings and educate healthcare providers and plans about the clinical and cost benefits of our products even without CMS reimbursement, or distribute additional products and services that are reimbursable in the current CMS landscape. We may not be successful in these endeavors. We have ceased marketing of QuantaFlo as an aid in the diagnosis of heart dysfunction and there is no guarantee that we will obtain a new FDA 510(k) clearance for the expanded use. Although we have the right from time to time to distribute other third-party products, and recently began distributing FDA-cleared products and services licensed in from a third party, there is no guarantee that we will be successful. For example, although Semler Scientific had a distribution agreement for Insulin Insights from Mellitus, it was not able to generate significant revenue from the arrangement and, in December 2023, Semler Scientific wrote off the entire $2.5 million balance of a prepayment it had made for Insulin Insights software licenses and took a $0.6 million impairment charge on its investment in Mellitus. Additionally, in March 2025, Semler Scientific wrote off the remaining $1.1 million balance (including $0.1 million of accrued interest) of our investment in Mellitus. We may also need to develop or acquire rights to other products and services that would be of interest to our customers given the patient populations they serve. We recently formed a new wholly owned subsidiary, CardioVanta, which focuses on early detection of heart failure and cardiac arrhythmia monitoring. Even if we successfully implement our business strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete or changes in the regulatory landscape that may undermine the economic rationale for QuantaFlo or difficulties in obtaining a new 510(k) clearance, which could cause us to cease efforts to expand the indications for QuantaFlo. Our attempts to alter aspects of our business strategy, such as our prior entry into an exclusive marketing and distribution agreement and our investments in private companies, may not yield positive effects on our business, results of operations and financial condition. Any delay or failure to implement our business strategy may adversely affect our business, results of operations and financial condition.
We currently market a limited number of FDA-cleared testing products and related services, and may not achieve broad market acceptance or be commercially successful. We may also fail to develop or license in complementary products or distribution agreements for complementary products and our efforts to grow and expand our health care business may not be successful.
We currently actively market a limited number of FDA-cleared testing products and related services, including our proprietary QuantaFlo, and other third-party products and services for which we have a distribution agreement. These and any other products and services we may offer in the future may not gain broad market acceptance unless we continue to educate physicians and plans of their benefits. Moreover, even if insurance plans, home health care providers and physicians understand the benefits of cardiovascular and other risk assessment testing, they still may elect not to use our products for a variety of reasons, such as familiarity with other devices and approaches, or the impact of CMS regulatory revisions. The current CMS regulatory landscape has negatively impacted the perceived profitability of using QuantaFlo to aid in the diagnosis of cardiovascular diseases and use of our product is declining. Aside from the regulatory reimbursement landscape, we may not be successful in gaining market acceptance of a technique measuring comparative blood flows using our proprietary algorithm to indicate flow obstruction as opposed to existing techniques that measure comparative blood pressures using well-accepted criteria to indicate flow obstruction, or imaging techniques that visualize anatomy of the arteries. Providers may also object to renting an examining tool with ongoing monthly payments rather than making a one-time capital purchase or be reluctant to pay monthly fees for tools in the examining room when they have many such tools, such as thermometer and stethoscope that only required one-time minimal purchases. Providers may also not synch their devices as required per their service contracts in the fee-per-test (variable license fees) model, and thus we may not capture all revenue to which we is entitled. If QuantaFlo or other products we offer are not viewed as an attractive alternative to other products, procedures and techniques, we will not achieve significant market penetration or be able to generate significant revenues. To the extent that any products we offer are not commercially successful or are withdrawn from the market for any reason, our revenues will be adversely impacted, and our business, operating results and financial condition will be harmed.
We may also not be able to identify other products or services to grow our healthcare business. Although Semler Scientific had an exclusive marketing and distribution agreement for another product (Insulin Insights), it did not generate meaningful distribution revenues and Semler Scientific wrote off its prepaid licenses and a portion of its investment in December 2023. We have a minority investment in one company but we do not distribute their products. There is a risk that we may never receive repayment of our loans, nor receive any benefit from our equity investment, nor that we will generate meaningful revenues from our existing distribution arrangements. Accordingly, we expect that revenues from QuantaFlo will account for the vast majority of our revenues for the foreseeable future.
Physicians and other customers may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of our products provides a safe and effective alternative to other existing ankle-Brachial index (“ABI”) devices.
We believe that physicians and other customers will not widely adopt our vascular testing product or our other products in development or products we distribute unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that the use of such product provides a safe and effective alternative to other existing ABI devices.
We cannot provide any assurance that the data collected from our past, current and any future clinical trials will be sufficient to demonstrate that our products are an attractive alternative to other ABI devices or procedures. If we fail to demonstrate safety and efficacy that is at least comparable to other ABI devices that are available on the market, our ability to successfully market our products will be significantly limited. Even if the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with our products will vary. We also believe that published peer-reviewed journal articles and recommendations and support by influential physicians regarding our vascular testing product and our other products in development will be important for market acceptance and adoption, and we cannot assure you that we will receive these recommendations and support, or that supportive articles will be published. Accordingly, there is a risk that our products may not be adopted by many physicians, which would negatively impact our business, financial condition and results of operations.
Moreover, for any complementary products for which we have (or acquire) exclusive distribution rights, we may not be able to convince potential customers of their benefits, and these rights and potential future rights may not generate any meaningful revenues for our company.

If healthcare providers are unable to obtain adequate coverage and reimbursement either for procedures performed using our product or patient care incorporating the use of our product, our product might have difficulty gaining widespread acceptance.
Maintaining and growing revenues from our products and service offerings depends on the availability of coverage and adequate reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Healthcare providers that use medical devices such as QuantaFlo to test their patients generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices, or to compensate them for their patient care services. The existence of coverage and adequate reimbursement for the procedures or patient care performed with QuantaFlo by third-party payors is central to the acceptance of QuantaFlo and any future products. During the past several years, third-party payors have undertaken cost-containment initiatives including different payment methods, monitoring healthcare expenditures, and anti-fraud initiatives. We may not be able to return to growing revenues in its healthcare business if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels that spur the use of our product. Further, many private payors use coverage decisions and payment amounts determined by CMS, which administers the Medicare program, as guidelines in setting their coverage and reimbursement policies. Those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures or patient care performed with our vascular testing product. Future action by CMS or other government agencies may diminish payments to physicians, outpatient centers and/or hospitals or may undermine the economic rationale for using QuantaFlo if there is no increased capitated payment for the vascular diseases it helps diagnose. For example, the final 2024 CMS rate announcement for Medicare Advantage and Medicare Part D did not include risk-adjusted payments for PAD without complications, which is leading to decreased usage of our product and negatively affecting our revenues. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures or patient care performed with QuantaFlo if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures or patient care performed with our product will be reimbursed at a cost-effective level.
QuantaFlo is not specifically approved for reimbursement under any third-party payor codes; if third-party payors refuse to reimburse our customers for their use of our product, it could have a material adverse effect on our business.
QuantaFlo is licensed by healthcare providers. They may bill various third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, private insurance plans and managed care programs for procedures in which our testing product is used. Reimbursement is a significant factor considered by healthcare providers in determining whether to license medical devices or systems such as QuantaFlo. We cannot control whether or not providers who use QuantaFlo will seek reimbursement. Therefore, our ability to successfully commercialize our vascular testing product could depend on the coverage and adequacy of reimbursement from these third-party payors.
Currently, our QuantaFlo device is not specifically approved for any particular reimbursement code. Although some of our customers report being covered and reimbursed by third-party payors for procedures, we have not offered any reimbursement guidance, therefore there is a risk that third-party payors may disagree with the reimbursement under a particular code. We recently settled allegations by DOJ related to incorrect reimbursement relating to testing using our device. In addition, some of our potential customers might have deferred renting our product given the uncertainty regarding reimbursement. We do not track denial of requests for reimbursement made by the users of our product. It is our belief that such denials have occurred and might occur in the future with more or less frequency. Even if our product and procedures are often currently covered and reimbursed by third-party payors and Medicare, problems for customers to receive reimbursement or adverse changes in payors’ coverage and reimbursement policies that affect our product could harm our ability to market our vascular testing product. Obtaining approval for a particular reimbursement code is time consuming and can be costly. Accordingly, at this time, and given the way we intend our QuantaFlo to be used, we do not intend to pursue formal approval for QuantaFlo for any particular code.
Moreover, we are unable to predict what changes will be made to the reimbursement methodologies used by third-party payors. We cannot be certain that under current and future payment systems, in which healthcare providers may be reimbursed a set amount based on the type of procedure performed, such as those utilized by Medicare and in many privately managed care systems, the cost of our product will be justified and incorporated into the overall cost of the procedure.

We do not require our customers to enter into long-term licenses or maintenance contracts for our products or services and may therefore lose customers on short notice.
Our healthcare business is primarily based on a leasing model rather than an outright sale of our products although we also generate variable fee revenues, which are based on usage (fee-per-test). Our pricing is based on data collected on use rates and third-party payment rates to physicians and facilities for the use of our product. We require no down payment, long-term commitment or maintenance contract or fees from our customers and may replace damaged products free of charge in the service model. If we lose current customers on short notice, we may not be able to find new customers to replace them with in a timely manner and that could adversely affect our business, results of operations and financial condition. In addition, our business model of replacing damaged products free of charge may prove to be costly and affect the profitability of our service model. In our fee-per-test model, we rely on our customers to comply with the terms of service that require them to synchronize devices on a regular and routine basis such that we are able to invoice them for the tests done using our device. There is a risk that customers use our device without synching as agreed, which could lead to inadequate billing and failing to capture revenue based on actual usage. Although we have procedures in place to limit usage of our device if it has not synchronized for a period of time, there is no guarantee that our customers will act in compliance with their terms of service and we may not appropriately capture all per-test fees to which we are entitled.
Our healthcare business will need to generate significant revenues to regain profitability.
We will need to generate significant sales or significantly modify expenses to regain profitability in our healthcare business and we might not be able to do so. Recently, a number of our large customers in our healthcare business have notified us that they intend to stop testing with our device, which is negatively impacting our revenues in our healthcare business. Further revenue declines over the quarter are anticipated as other customers cease use of QuantaFlo in light of the CMS reimbursement landscape as well as the recent DOJ settlement. If we are not able to undertake measures to control expenses, we expect that it will experience operating losses in our healthcare business. Even if we do generate significant sales, we might not be able to return to profitability on a quarterly or annual basis in this segment in the future. If our sales continue to decline or grow more slowly than we anticipate or if we are not able to control our operating expenses or such expenses exceed our expectations, our financial performance from our operating healthcare business will likely continue to be adversely affected.
Our future financial performance will depend in part on the successful improvements and software updates to QuantaFlo on a cost-effective basis.
Our future financial performance will depend in part on our ability to anticipate, identify and respond to changing user preferences and needs and the technologies relating to the care and treatment of vascular problems. We can provide no assurances that QuantaFlo will achieve significant commercial success and that it will gain meaningful market share even if the regulatory reimbursement landscape improves. We may not correctly anticipate or identify trends in user preferences or needs or may identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit improvements to QuantaFlo, such as our 510(k) extension for heart dysfunction, or any other products in development. Further, we may not be able to develop improvements and software updates to QuantaFlo at a cost that allows us to meet our goals for profitability. Service costs relating to our product may be greater than anticipated, rentals may be returned prior to the end of the license term, and we may be required to devote significant resources to address any quality issues associated with QuantaFlo.
Failure to successfully introduce, improve or update our products on a cost-effective basis, or delays in customer decisions related to the evaluation of our products could cause us to lose market acceptance and could materially adversely affect our business, financial condition and results of operations.
Because the healthcare industry within which we operate has significant product liability risk, and we may not be sufficiently insured against this risk, we may be subject to substantial claims against our product or services that we may provide.
The development, manufacture and sale, lease or use of products or provision of services in a medical setting entails significant risks of product liability or other negligence or malpractice claims. Although we maintain insurance to cover ourselves in the event of liability claims, and no such claims have been asserted or threatened against us, our insurance may not be sufficient to cover all possible future liabilities regarding our product, or from performing tests with our product or other non-proprietary products. Accordingly, we may not be adequately protected from any liabilities, including any adverse judgments or settlements, we might incur in connection with the development, clinical testing, manufacture and sale, lease or use of our products or the provision of services. A successful product liability or negligence or medical malpractice claim or series of claims brought against us that result in an adverse judgment against or settlement by us in excess of any insurance coverage could seriously harm our financial condition or reputation. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations. In addition, product liability and other malpractice insurance is expensive and may not always be available to us on acceptable terms, if at all.
We may implement a product recall or voluntary market withdrawal or stop shipment of our product due to product defects or product enhancements and modifications, which would significantly increase our costs.
The manufacturing and marketing of QuantaFlo and any future products that we may develop involves an inherent risk that our products may prove to be defective. In that event, we may voluntarily implement a recall or market withdrawal or stop shipment or may be required to do so by a regulatory authority. A recall of QuantaFlo or one of our future products, or a similar product manufactured by another manufacturer, could impair sales of the products we market as a result of confusion concerning the scope of the recall or as a result of the damage to our reputation for quality and safety. Further, any product recall, voluntary market withdrawal or shipment stoppage of our product could significantly increase our costs and have a material adverse effect on our business.
Risks Related to Our Healthcare Legal and Regulatory Environment
Our healthcare business is subject to many laws and government regulations governing the manufacture and sale of medical devices, including the FDA’s 510(k) clearance process, and laws and regulations governing patient data and information, among others.
Our vascular testing product and any future medical devices that we may develop or services that we may offer are subject to extensive regulation in the United States by the federal government, including by the FDA. For example, our operations are subject to regulations governing packaging and labeling requirements, adverse event reporting, quality system and manufacturing requirements, clinical testing and recalls. We cannot assure that any new medical devices or new uses or modifications for QuantaFlo that we develop, including our planned 510(k) for the use of QuantaFlo to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases in addition to PAD, will be cleared or approved in a timely or cost-effective manner, if cleared or approved at all. Even if such clearances or approvals are received, they may not be for all indications. Because medical devices may only be marketed for cleared or approved indications, this could significantly limit the market for that product and may adversely affect our results of operations.
Furthermore, although QuantaFlo has received FDA clearance, we must make our own determination regarding whether a modification to the device requires a new clearance. For example, we are seeking a new 510(k) clearance from the FDA for the expanded use of QuantaFlo intended to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases in addition to PAD. We cannot guarantee that the FDA will agree with our decisions not to seek clearances for particular device modifications or that we will be successful in obtaining 510(k) clearances for modifications. Any such additional clearance processes with the FDA could delay our ability to market a modified product and may adversely affect our results of operations. We also may need to undertake a recall of any modified product that has been distributed.
The FDA may change its policies, adopt additional regulations, or revise existing regulations, in particular relating to the 510(k) clearance process.
The FDA may change its policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of a device, or could impact our ability to market our currently cleared device. For example, in February 2024, the FDA published a final rule to amend its quality system regulation requirements to align more closely with the international consensus standards for medical devices by converging with quality management system, requirements used by other regulatory authorities from other countries. Specifically, the final rule does so primarily by incorporating by reference the 2016 edition of the International Organization of Standardization (“ISO”), ISO 13485 standard. The amended regulation is referred to as the Quality Management System Regulation, and became effective February 2026. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we may have obtained, which could have a material adverse effect on our business, prospects, results of operations, financial condition and our ability to achieve or sustain profitability. Further, future reforms could require us to file new 510(k)s and could increase the total number of 510(k)s to be filed. We cannot predict what effect these reforms will have on our ability to obtain 510(k) clearances in a timely manner. We also cannot predict the nature of other regulatory reforms and their resulting effects on our business.
Our business is subject to unannounced inspections by the FDA to determine our compliance with FDA requirements.
FDA inspections can result in inspectional observations on FDA’s Form-483, warning letters, untitled letters or other forms of more significant enforcement action. More specifically, if the FDA concludes that we are not in compliance with applicable laws or regulations, or that our vascular testing product or any future medical device we develop is ineffective or poses an unreasonable health risk, the FDA could:

•require us to notify health professionals and others that our devices present unreasonable risk of substantial harm to public health;
•order us to recall, repair, replace or refund the cost of any medical device that we manufactured or distributed;
•detain, seize or ban adulterated or misbranded medical devices;
•refuse to provide us with documents necessary to export our product;
•refuse requests for 510(k) clearance or premarket approval of new products or new intended uses;
•withdraw the premarket approvals we may receive or reclassify our device;
•impose operating restrictions, including requiring a partial or total shutdown of production;
•enjoin or restrain conduct resulting in violations of applicable law pertaining to medical devices; and/or
•assess criminal or civil penalties against our officers, employees or us.
Following correspondence from the FDA questioning our reliance on letters-to-file for the expansion into heart dysfunction, we are now seeking a new 510(k) clearance from the FDA for the expanded use of QuantaFlo to enable expanded labeling. If the FDA concludes that we failed to comply with any regulatory requirement during an inspection or otherwise, it could have a material adverse effect on our business and financial condition. We could incur substantial expense and harm to our reputation, and our ability to introduce new or enhanced products in a timely manner could be adversely affected.
If we are found to have improperly promoted our products for off-label uses, we may become subject to significant fines and other liability.
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about medical devices. For example, devices cleared under section 510(k) cannot be marketed for any intended use that is outside of the FDA’s substantial equivalence determination for such devices. Physicians nevertheless may use our products on their patients in a manner that is inconsistent with the intended use cleared by the FDA. If we are found to have promoted such “off-label” uses, we may become subject to significant government fines and other related liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
Although part of our business strategy is based on payment provisions enacted under government healthcare reform, we also face significant uncertainty in the industry regarding the implementation, transformation or repeal and replacement of the Health Care Reform Law.
Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. For example, the Health Care Reform Law brought a new way of doing business for providers and health insurance plans, shifting the focus from fee for service programs to capitated programs that pay a monthly fee per patient. The Health Care Reform law also provided for higher risk factor adjustment payments for sicker patients who have conditions that are codified, as well as economic benefits for achieving certain quality of care measurements.
We believe that the Health Care Reform Law measures are mainly positive for our business given the ability of QuantaFlo to measure blood flow in an in-office setting, which can assist doctors and other providers to suspect PAD and other vascular diseases. However, we cannot predict what changes will now be made, and if these features will be repealed. For example, the 2024 final rate announcement from CMS removed incentives for our customers to screen for asymptomatic PAD. If the CMS reimbursement landscape changes again, or if the Health Care Reform Law is changed or repealed altogether without a comparable replacement, such that there are no incentives for identifying sicker patients, it would negatively affect our business prospects and strategy, and could materially adversely affect our healthcare business, financial condition and results of operations.
Further, the Health Care Reform Law encourages hospitals and physicians to work collaboratively through shared savings programs, such as accountable care organizations, as well as other bundled payment initiatives, which may ultimately result in the reduction of medical device acquisitions and the consolidation of medical device suppliers used by hospitals and health systems. Changes to or repeal of the Health Care Reform Law could adversely affect our financial results and business.
We are subject to various healthcare fraud and abuse laws and regulations, recently entered into a settlement agreement with DOJ relating to a qui tam action under the False Claims Act, ad is now subject to additional litigation and risk relating to the DOJ matter and disclosures regarding the same.
We are subject to various healthcare fraud and abuse laws and regulations. We have been and may be subject to liability under such laws and may also be subject to liability for any future conduct that is deemed by the government or the courts to violate these laws, including significant administrative, criminal and civil penalties, damages, fines, disgorgement, imprisonment, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations.
Additionally, the government has continued to pursue an increasing number of enforcement actions. This increased enforcement environment may increase scrutiny of our company, directly or indirectly, and could increase the likelihood of an enforcement action targeting our company, either due to our actions, those of any distributor (including our former distributor), or our customers or those of our distributors. These customers include parties that bill Federal healthcare programs for use of our product or for caring for patients with conditions diagnosed with the aid of our product, all of whom may be subject to government scrutiny. The federal False Claims Act provides for treble damages and per-claim penalties. For example, the DOJ investigated Semler Scientific for improper reimbursement of claims for testing using our QuantaFlo device, which led to the entry into a $29.8 million settlement agreement in September 2025. Semler Scientific also entered into a corporate integrity agreement with the Department of Health and Human Services (“HHS”) in connection with the settlement. Our settlement with DOJ also exposes us to risk of other litigation. Notably, a purported class action lawsuit was filed in late August 2025 relating to our disclosures regarding the DOJ investigation. In addition, to the extent that our customers, many of whom are providers, may be affected by this increased enforcement environment, or cease to do business with us as a result of the reputational harm caused by the DOJ settlement or additional requirements imposed by the HHS corporate integrity agreement, our business could correspondingly be affected. It is possible that a review of our business practices or those of our customers by courts or government authorities could result in a determination with an adverse effect on our business. We cannot predict the effect of possible future enforcement actions on our business.
Disruptions at the FDA and other government agencies caused by the change in presidential administration, funding shortages or potential funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and our timelines.
The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the Presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may slow the time necessary for review and approval (including our expanded indication for QuantaFlo), which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Prolonged government shutdown could significantly impact the ability of the FDA to timely review and process our submissions, which could have a material adverse effect on our business and our timelines.
Risks Related to Our Healthcare Intellectual Property
Our healthcare business largely depends on our ability to obtain and protect the proprietary information on which we base our product.
Our healthcare business depends in large part upon our ability to establish and maintain the proprietary nature of our technology through the patent process, as well as our ability to license from others’ patents and patent applications necessary to develop our product. If our patent or any future patents are successfully challenged, invalidated or circumvented, or our right or ability to manufacture our product was to be limited, our ability to continue to manufacture and market our product could be adversely affected. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. The other parties to these agreements may breach these provisions, and we may not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known to or be independently developed by competitors.
As of December 31, 2025, Semler Scientific has been issued, or has rights to, one U.S. patent (which expires on December 11, 2027) (prior to the Semler Scientific Merger). The patent we and our consolidated subsidiaries hold may be successfully challenged, invalidated or circumvented, or we and our consolidated subsidiaries may otherwise be unable to rely on this patent. These risks are also present for the process we use for manufacturing our product. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our product, either in the United States or in international markets. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. We may institute, become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product and technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office (“USPTO”). Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings.
We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
A third party may hold intellectual property, including patent rights that are important or necessary to the development of our vascular testing product or any future products. It may be necessary for us to use the patented or proprietary technology of a third party to commercialize our own technology or products, in which case we would be required to obtain a license from such third party. A license to such intellectual property may not be available or may not be available on commercially reasonable terms, which could have a material adverse effect on our business and financial condition.
We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
Although we try to ensure that we and our employees and independent contractors do not use the proprietary information or know-how of others in their work for our company, we may be subject to claims that we or that our employees or independent contractors have used or disclosed intellectual property in violation of the rights of others. These claims may cover a range of matters, such as challenges to our trademarks, as well as claims that our employees or independent contractors are using trade secrets or other proprietary information of any such employee’s former employer or independent contractors. Although we do not expect the resolution of the proceeding to have a material adverse effect on our business or financial condition, litigation to defend itself against claims can be both costly and time consuming, and divert management’s attention away from growing our business.
In addition, while it is our policy to require our employees and independent contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for some of our technology and product, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also generally enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party infringed a patent or illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.
Risks Related to Our Preferred Stock
Although our SATA Stock is senior to our Class A Common Stock and Class B Common Stock, it is junior to our existing and future indebtedness, structurally junior to the liabilities of our subsidiaries and subject to the rights and preferences of any other class or series of preferred stock then outstanding.
If we liquidate, dissolve or wind up, whether voluntarily or involuntarily, then our assets will be available to distribute to our equity holders, including holders of our SATA Stock, our Class A Common Stock and our Class B Common Stock, only if all of our then-outstanding indebtedness is first paid in full. The remaining assets, if any, would then be allocated among the holders of our equity securities in accordance with their respective liquidation rights. If we issue any liquidation senior stock in the future, then we would be required to pay the amounts due on such liquidation senior stock in full before making any payments on our SATA Stock or common stock. If any assets remain after any liquidation senior stock is paid in full, those assets will be distributed pro rata among holders of our SATA Stock and any other liquidation parity stock then outstanding. There may be insufficient remaining assets available to pay the liquidation preference and any accumulated and unpaid dividends on our SATA Stock in which case holders of our common stock would not receive any value for their shares. If we issue any dividend senior stock in the future, such dividend senior stock could contain provisions that prohibit us from paying accumulated dividends on our SATA Stock, or from purchasing, redeeming or acquiring our SATA Stock until and unless we first pay accumulated dividends in full on such dividend senior stock. As of March 17, 2026, we had no consolidated indebtedness outstanding, with the exception of $10.0 million aggregate principal amount of our Semler Convertible Notes (as defined below), which we assumed from Semler Scientific. Additionally, as of March 17, 2026, there were no shares of dividend parity stock or liquidation parity stock outstanding. Our indebtedness ranks senior to our SATA Stock. Our indebtedness ranks senior to our SATA Stock. As of March 17, 2026, there were 59,286,628 shares of Class A Common Stock issued and outstanding and 9,872,157 shares of Class B Common Stock issued and outstanding, all of which rank junior to our SATA Stock. The shares of Class A Common Stock as of March 17, 2026 do not include 9,872,157 shares of Class B Common Stock that are issued and outstanding and 531,888,702 unexercised traditional warrants to purchase 26,594,435 shares of Class A Common Stock, in each case issued and outstanding as of March 17, 2026.
In addition, our subsidiaries have no obligation to pay any amounts on our SATA Stock. If any of our subsidiaries liquidates, dissolves or winds up, whether voluntarily or involuntarily, then we, as a direct or indirect common equity owner of that subsidiary, will be subject to the prior claims of that subsidiary’s creditors, including trade creditors and preferred equity holders. We may never receive any amounts from that subsidiary, and, accordingly, the assets of that subsidiary may never be available to make payments on our SATA Stock.
Our right to unilaterally reduce the regular dividend rate could cause our SATA Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of our SATA Stock to decrease, and could otherwise significantly harm investors.
Our SATA Stock accumulates cumulative regular dividends on the stated amount thereof at a variable rate per annum equal to the monthly regular dividend rate per annum. The monthly regular dividend rate per annum was initially set at 12.00%. However, we have the right, in our sole and absolute discretion, to adjust the monthly regular dividend rate per annum that applies to each regular dividend period that begins after the first regular dividend period. For example, most recently, on March 11, 2026, we announced an increase to the monthly regular dividend rate per annum on SATA Stock from 12.50% to 12.75%, effective for monthly periods commencing on or after March 16, 2026. Our right to adjust the monthly regular dividend rate per annum is subject to certain restrictions. For example, we are not permitted to reduce the monthly regular dividend rate per annum that applies to any regular dividend period (i) by more than the following amount from the monthly regular dividend rate per annum applicable to the prior regular dividend period: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the monthly secured overnight financing rate ("SOFR") per annum on the first business day of such prior regular dividend period, over (y) the minimum of the monthly SOFR per annum rates that occur on the business days during the period from, and including, the first business day of such prior regular dividend period to, and including, the last business day of such prior regular dividend period; or (ii) to a rate per annum that is less than the monthly SOFR per annum in effect on the business day before we provide notice of the next regular dividend rate. In addition, we are not entitled to reduce the monthly regular dividend rate per annum unless, at the time we provide the related notice of the adjustment, all accumulated regular dividends, if any, on our SATA Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full (or have been declared in full and consideration in kind and amount that is sufficient, in accordance with the certificate of designation, to pay such accumulated regular dividends, is set aside for the benefit of the preferred stockholders entitled thereto).
Our current intention, which is subject to change in our sole and absolute discretion, is to adjust the monthly regular dividend rate per annum in such a manner as we believe will maintain SATA Stock’s trading price within its stated long-term range of $99 and $101 per share. We may, at any time in our sole and absolute discretion, and without the consent of any preferred stockholder, choose to reduce the monthly regular dividend rate per annum to the maximum extent permitted by the terms of our SATA Stock, without regard to the impact that reduction may have on the trading price or value of our SATA Stock.
If we reduce the monthly regular dividend rate per annum, then the trading price or value of our SATA Stock could decrease significantly. If you hold SATA Stock at the time of such a decrease, the value of your investment could materially depreciate, and you may not be able to resell your SATA Stock at favorable prices, if at all. Moreover, the mere existence of our right to unilaterally reduce the monthly regular dividend rate per annum could, in itself and without any actual reduction in the monthly regular dividend rate per annum, cause our SATA Stock to trade at prices below those that may otherwise be expected.
Notwithstanding the limitations on our ability to reduce the monthly regular dividend rate per annum, the trading price of SATA Stock could decline significantly if, for example, we reduce the dividend rate in successive regular dividend periods, or there is a market expectation that we do so. Further, consecutive monthly reductions of the regular dividends rate on our SATA Stock may cause the regular dividend rate on SATA Stock to be viewed as reasonably expected to decline, which could result in adverse consequences to holders of SATA Stock. See “Risk Factors—The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of SATA Stock” below. If we reduce the monthly regular dividend rate per annum to the minimum dividend rate of the monthly SOFR per annum, and the monthly SOFR per annum thereafter increases, we have no obligation to increase the monthly regular dividend rate per annum to the new monthly SOFR per annum. Moreover, SOFR has a limited history, and its future performance cannot be predicted.
Despite our current intention, which is to adjust the monthly regular dividend rate per annum in such a manner as we believe will maintain SATA Stock’s trading price within its stated long-term range of $99 and $101 per share, since we are permitted to exercise our right to adjust the monthly regular dividend rate per annum for any reason, the trading price of our SATA Stock could be significantly volatile. For example, we could choose to adjust the monthly regular dividend rate per annum for reasons not directly related to the market value of our bitcoin holdings or the interest rate environment. Accordingly, the trading profile of our SATA Stock could be significantly different than that of our other securities. Increased volatility could harm investors by, for example, causing wide fluctuations in the implied yield of our SATA Stock and otherwise increasing the uncertainty regarding the price at which investors may resell their SATA Stock, if at all.
Certain provisions of our SATA Stock are intended to protect investors in the event we fail to declare and pay regular dividends on our SATA Stock. These provisions include restrictions on our ability to make payments on, or engage in certain other transactions relating to, other classes of our capital stock that rank junior to, or on parity with, our SATA Stock. Our ability to reduce the monthly regular dividend rate per annum could cause these provisions to be inadequate to protect investors. For example, we could reduce the monthly regular dividend rate per annum to a sufficiently low rate that permits us to pay all accumulated regular dividends and avoid invoking the protective measures of these provisions.
We may not have sufficient funds to pay dividends in cash on our SATA Stock, or we may choose not to pay dividends on our SATA Stock. In addition, regulatory and contractual restrictions may prevent us from declaring or paying dividends on our SATA Stock.
Concurrent with the closing of our registered initial public offering of our SATA Stock on November 10, 2025 (the “IPO Closing”), we established an initial dividend reserve in an amount equal to the first 12 months of dividend payments (which assumed dividend payments at a rate of 12.00% per annum) calculated as of the date of the IPO Closing (the “Initial Dividend Reserve”) and deposited $12.00 per share of SATA Stock into a separate account (the “Dividend Payment Account”) funded by us with existing cash on hand. Concurrent with the closing of our registered follow-on public offering of our SATA Stock on January 27, 2026 (the “Follow-On Closing”), we increased the dividend reserve in the Dividend Payment Account in an amount equal to the first 12 months of dividend payments (assuming dividend payments are made at a rate of 12.25% per annum) calculated as of the date of the Follow-On Closing and deposited $12.25 per share of SATA Stock sold in such offering into the Dividend Payment Account (such amount, together with the Initial Dividend Reserve, the “Dividend Reserve”). We have increased regular dividends on SATA Stock, most recently from 12.50% to 12.75% per annum for the monthly period commencing on or after March 16, 2026. Subject to compliance with Nevada law and any other applicable requirements, we may make dividend distributions from the Dividend Payment Account or from any other account maintained by us to the holders of the then-outstanding SATA Stock on a monthly basis.

Our ability to declare and pay cash dividends on our SATA Stock will depend on many factors, including the following:
•our financial condition, including the amount of cash we have on hand;
•the amount of cash, if any, generated by our operations and financing activities (including our ability to raise additional capital from the equity capital markets on favorable terms or at all);
•our anticipated financing needs, including the amounts needed to service our indebtedness or other obligations, which may be impacted by our ability to sell equity which is reliant on maintaining effective registration statements, certain market conditions, such as sufficient liquid trading volume for our stock, the market price of our securities, the value of our bitcoin holdings, investor sentiment and the general public perception of bitcoin, our strategy and our value proposition;
•the degree to which we decide to reinvest any cash generated by our operations or financing activities to fund our future operations;
•the ability of our subsidiaries to distribute funds to us;
•regulatory restrictions on our ability to pay dividends, including under the NRS;
•our ability to sell equity securities under existing or new at-the-market offering programs; and
•contractual restrictions on our ability to pay dividends.
In addition, our board of directors or any duly authorized committee thereof may choose not to pay accumulated dividends on our SATA Stock for any reason. Accordingly, we may pay less than the full amount of accumulated dividends on our SATA Stock. In addition, if we fail to declare and pay accumulated dividends on our SATA Stock in full, then the value of the SATA Stock, as well as our Class A Common Stock will likely decline.
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
Under the NRS 78.288(2)(b), we may declare dividends on our SATA Stock if, after giving each dividend effect, we are able to pay our debts as they become due in the usual course of business and our total assets would be more than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved immediately after the time of the dividend, to satisfy the preferential rights upon such dissolution of holders of shares of any class or series of our capital stock having preferential rights superior to those receiving the dividend.
If we fail to declare and pay full dividends on our SATA Stock, then we will be prohibited from paying dividends on our Class A Common Stock and any other junior securities, subject to limited exceptions. Further, no dividends may be declared or paid on any class or series of dividend parity stock, unless regular dividends are simultaneously declared on our SATA Stock on a pro rata basis .
We have not engaged an escrow or independent third-party agent to manage the distribution of dividends of our SATA Stock, including dividends from the Dividend Payment Account, nor entered into an escrow agreement or other similar arrangement.
We have not engaged, and do not intend to engage, an escrow or independent third-party agent to manage the distribution of dividends of our SATA Stock, including dividends from the Dividend Payment Account, nor entered into, and do not intend to enter into, an escrow agreement or other similar arrangement. While we intend to manage the distribution of dividends in good faith, there will not be independent custodianship of the funds allocated for distribution to the holders of SATA Stock as dividends, which may result in the mismanagement or misallocation of such funds. In addition, the absence of an escrow or independent third-party agent imposes additional operational and administrative burdens on senior management, and holders of SATA Stock may experience delayed or incorrect distributions of their dividends.
Our SATA Stock has only limited voting rights.
Our SATA Stock confers no voting rights except with respect to certain dividend arrearages, certain amendments to the terms of our SATA Stock and certain other limited circumstances, and except as required by the NRS. Holding our SATA Stock does not confer the right to vote together with holders of our Class A Common Stock on matters on which our holders of Class A Common Stock are entitled to vote. For example, holders of our SATA Stock, as such, do not have the right to vote in the general election of our directors, although those holders will have a limited right, voting together with holders of any voting parity stock, if any, with similar voting rights regarding the election of directors upon a failure to pay dividends, which similar voting rights are then exercisable, to elect one director upon the occurrence of a “regular dividend non-payment event.” For the full terms of our SATA Stock, see Item 1 to the Form 8-A we filed with the SEC on November 7, 2025. However, because certain existing holders of Strive, including Vivek Ramaswamy, by virtue of our dual-class structure, control a majority of the voting power of our common stock, the impact of any such election may be limited. Accordingly, the voting provisions of our SATA Stock may not afford meaningful protections.
Without the consent of any holder of our SATA Stock or Class A Common Stock, we may issue preferred stock in the future that ranks equally with our SATA Stock with respect to dividends and liquidation rights, which may adversely affect the rights of preferred and common stock stockholders.
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
Concurrent with the IPO Closing, we established a Dividend Payment Account to hold the Dividend Reserve for dividend distributions payable to the holders of our then-outstanding SATA Stock. However, the terms of our SATA Stock do not impose any contractual restrictions or limit our discretion on how we may use the funds in the Dividend Payment Account, nor grant any liens or contractual rights in favor of the holders of our SATA Stock over such funds. For example, we are permitted to invest the proceeds of the Dividend Payment Account in various capital preservation instruments, including short-term investment grade, interest-bearing securities, and money-market funds. We expect that any investment income earned from the Dividend Payment Account will be remitted to us to use for working capital or general corporate purposes, including the acquisition of additional bitcoin. In addition, we are not contractually required to increase our contributions to the Dividend Payment Account if the dividend rate increases above 12.25% or if we issue additional SATA Stock. In the event we experience any insolvency issues and/or file for bankruptcy, the proceeds held in the Dividend Payment Account could be subject to the claims of creditors.
The condition of the financial markets, prevailing interest rates and other factors could significantly affect the trading price of our SATA Stock.
The condition of the financial markets and changes in prevailing interest rates can have an adverse effect on the trading price of our SATA Stock. For example, prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, and we would expect an increase in prevailing interest rates to depress the trading price of our SATA Stock. An increase in short- or long-term interest rates, including as a result of a rise in actual or expected inflation, could cause the trading price of our SATA Stock to fall significantly.
Future sales, or the perception of future sales, of our Class A Common Stock, our debt instruments, our SATA Stock, or other classes or series of liquidation parity stock or dividend parity stock could depress the trading price of our listed securities.
We may issue and sell additional shares of Class A Common Stock, shares of SATA Stock, notes, or other classes or series of liquidation parity stock or dividend parity stock in subsequent offerings to raise capital, or may issue such securities for other purposes, including in connection with the acquisition of additional bitcoin. We cannot predict the size and terms of future issuances of such securities or the effect, if any, that future issuances and sales of such securities will have on the trading price of our listed securities.
Transactions involving newly issued Class A Common Stock, debt, SATA Stock, or other series of liquidation parity stock or dividend parity stock could result in a decrease in the trading price of our Class A Common Stock and our SATA Stock.
We may be unsuccessful in achieving, or may abandon, our current intention of adjusting the regular dividend rate on our SATA Stock in such a manner as we believe (in our sole and absolute judgment) would be designed to cause the SATA Stock to trade at prices, or otherwise have a value, within its targeted long-term trading range of $99 and $101 per share.
Our current intention, which is subject to change in our sole and absolute discretion, is to adjust the monthly regular dividend rate per annum on our SATA Stock in such a manner as we believe will maintain SATA Stock’s trading price within its stated long-term range of $99 and $101 per share. However, we have no obligation to do so, and even if we attempt to achieve our current stated intent, any adjustments we make to the monthly regular dividend rate per annum, or any other actions we take, may fail to achieve or maintain a long-term trading level for the SATA Stock between $99 and $101 per share. For example, if the SATA Stock is trading at a price per share above $101 and we reduce the monthly regular dividend rate per annum with the goal of decreasing the trading price per share of the SATA Stock, such reduction may cause the trading price of the SATA Stock to decrease by a greater amount than we anticipate.
Similarly, if the SATA Stock is trading at a price per share below $99 and we increase the monthly regular dividend rate per annum with the goal of increasing the trading price per share of the SATA Stock, such increase may cause the trading price of the SATA Stock to increase by a lesser amount than we anticipate.
Further, for any additional shares of SATA Stock that we issue (whether in an “at-the-market” or similar offering) in the future, our current intention (which is subject to change in our sole and absolute discretion) is to issue any such shares of SATA Stock at a price per share not less than $99 or more than $110. However, we may issue any additional shares of SATA Stock (whether in an “at-the-market” or similar offering) at any price we choose.
Like any other security, the trading price or value of our SATA Stock will depend on a wide range of factors, including those described elsewhere in this “Risk Factors” section , many of which are beyond our control. While we expect that the dividend rate on the SATA Stock will directly impact its trading price or value, there are many other factors that could have equal or more significant impacts. Any adjustment we make to the monthly regular dividend rate per annum on our SATA Stock that is designed to achieve a specified trading price or value will, necessarily, be based on assumptions regarding those other factors. These assumptions will always be inaccurate or incomplete to some degree, and potentially to a material extent. Moreover, even if such an adjustment initially achieves a specified trading price or value, the trading price or value may fluctuate significantly throughout the relevant regular dividend period before we have an opportunity to adjust the monthly regular dividend rate per annum for the next regular dividend period.
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
From time to time, we may publicly disclose our expected policies regarding adjustments to the monthly regular dividend rate per annum of the SATA Stock. These disclosures may include specific numerical frameworks setting forth the amount of any change to the monthly regular dividend rate per annum that we intend to make based on the trading price of the SATA Stock or other metrics. In all cases, these disclosures refer only to our current intent as of the time of the applicable disclosure; they are neither a guarantee that the SATA Stock will trade at a specified price in response to any changes to the monthly regular dividend rate per annum, nor a guarantee that we will make any specific adjustment to the monthly regular dividend rate per annum. Moreover, we are free to abandon our stated intent, as described above, or any policies or frameworks that we may subsequently disclose publicly, at any time in our sole and absolute discretion and without the consent of any preferred stockholder. See “Risk Factors—Risks Related to Our Preferred Stock—Our right to unilaterally reduce the regular dividend rate could cause our SATA Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of our SATA Stock to decrease, and could otherwise significantly harm investors” above.
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
Any deemed distribution will generally be taxable to the same extent as a cash distribution. In addition, for any holder of our SATA Stock that is considered a non-U.S. person for U.S. federal income tax purposes, any deemed distribution could be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty. Because deemed distributions received by a holder of our SATA Stock would not give rise to any cash from which any applicable withholding tax could be satisfied, if we (or an applicable withholding agent) pay withholding (including backup withholding) on behalf of a holder of our SATA Stock, we (or an applicable withholding agent) may set off any such payment against, or withhold such taxes from, payments of cash to such holder of our SATA Stock or sales proceeds received by, or other funds or assets of, such holder of our SATA Stock, or require alternative arrangements with respect to such withholding taxes.
The application of the rules under Section 305 of the Code to our SATA Stock is uncertain, and holders of our SATA Stock should consult their tax advisors about the impact of these rules in their particular situations.
Holders of our SATA Stock may not be entitled to the dividends-received deduction or preferential tax rates applicable to qualified dividend income.
Distributions paid to corporate U.S. holders of our SATA Stock may be eligible for the dividends-received deduction and distributions paid to non-corporate U.S. holders of our SATA Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes and certain holding period and other requirements are met. We may not have sufficient current or accumulated earnings and profits during any fiscal year for the distributions on our SATA Stock to qualify as dividends for U.S. federal income tax purposes. If any distributions on our SATA Stock with respect to any fiscal year are not eligible for the dividends-received deduction or for the preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, the trading price of the SATA Stock may decline.
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
We may issue additional shares of our SATA Stock (or resell any shares of our SATA Stock that we or any of our subsidiaries have purchased or otherwise acquired) (such additional or resold shares, the “Additional Shares”). We do not intend to issue any Additional Shares that would be treated as fast-pay stock. Moreover, we intend to obtain advice of counsel in connection with future offerings of Additional Shares for the purpose of analyzing the consequences of issuing such Additional Shares in light of any legal developments regarding the definition of fast-pay stock. As the liquidation preference of the SATA Stock is subject to adjustment in the manner described in Item 1 to the Form 8-A we filed with the SEC on November 7, 2025 and our current intention is to issue any Additional Shares at a price per share not more than $110 plus accrued and unpaid dividends that may apply to such instrument at the time of its issuance, it is generally not expected that the Additional Shares would be issued at such a level of premium above their liquidation preference or optional redemption price at the time of sale of the Additional Shares so as to implicate the fast-pay stock rules. In addition, we do not intend to adjust the regular dividend rate in a manner that would cause the SATA Stock to be treated as fast-pay stock. Any adjustment to the regular dividend rate is expected to be consistent with our current intention to maintain a long-term trading level for the SATA Stock between $99 and $101 per share, and therefore the SATA Stock’s dividend rate is generally expected to fluctuate over time. Nonetheless, there may be increased risk that the IRS could assert that such Additional Shares constitute fast-pay stock.
Transactions involving fast-pay stock arrangements are treated as “listed transactions” for U.S. federal income tax purposes. Issuers and holders of any shares of fast-pay stock would be required to report their participation in the transaction on IRS Form 8886 on an annual basis with their U.S. federal income tax returns and would also be required to mail a copy of that form to the IRS Office of Tax Shelter Analysis. Failure to comply with those disclosure requirements could result in the assessment by the IRS of interest, additions to tax and onerous penalties. In addition, an accuracy-related penalty applies under the Code to any reportable transaction understatement attributable to a listed transaction if a significant purpose of the transaction is the avoidance or evasion of U.S. federal income tax. Furthermore, certain material advisors would also be required to file a disclosure statement with the IRS. If we determine that we are required to file an IRS Form 8886 (including a protective filing) in connection with the potential issuance of fast-pay stock with respect to our previously issued SATA Stock or Additional Shares, we intend to provide public notice to the holders of our previously issued SATA Stock or Additional Shares, as applicable, which notice may be by a press release, by publication on our investor relations website, or by filing a current report on Form 8-K with the SEC.
Notwithstanding our intent not to issue Additional Shares that would be fast-pay stock, the rules regarding the definition of fast-pay stock are unclear in certain respects and, therefore, the IRS could disagree with our determination and treat such Additional Shares as fast-pay stock. In addition, even though we believe that our previously issued SATA Stock is not fast-pay stock, treatment of the Additional Shares as fast-pay stock could result in adverse consequences to holders of our previously issued SATA Stock because such Additional Shares may be indistinguishable from our previously issued SATA Stock. See “Risk Factors—A future issuance of Additional Shares could have an adverse tax profile, which could subject holders of our previously issued SATA Stock to adverse consequences” below.
Accordingly, holders of our SATA Stock are strongly urged to consult their tax advisors regarding the Fast-Pay Stock Regulations and their potential consequences to an investment in our SATA Stock.
A future issuance of Additional Shares could have an adverse tax profile, which could subject holders of our previously issued SATA Stock to adverse consequences.
If we issue Additional Shares that have a different, and potentially adverse, tax profile or treatment for U.S. federal income tax purposes from our previously issued SATA Stock, since such Additional Shares would trade under the same CUSIP or other identifying number as that of our previously issued SATA Stock, our previously issued SATA Stock may be treated by subsequent purchasers, withholding agents and potentially the IRS as having the same profile or treatment as such Additional Shares if our previously issued SATA Stock is not otherwise distinguishable from the shares of SATA Stock subject to such adverse treatment.
For example, notwithstanding our intent not to issue any Additional Shares that are fast-pay stock, the IRS could assert that such Additional Shares constitute fast-pay stock. See “Risk Factors—The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our SATA Stock.” above.
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
Certain provisions in the SATA Stock could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a Fundamental Change (as defined in the SATA Stock certificate of designation), then, subject to certain exceptions, holders of our SATA Stock will have the right to require us to repurchase their SATA Stock for cash. For the full terms of our SATA Stock, see Item 1 to the Form 8-A we filed with the SEC on November 7, 2025. These fundamental change provisions could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our SATA Stock or holders of our Class A Common Stock may view as favorable.
Your investment in the SATA Stock may be harmed if we redeem the SATA Stock.
We have the right to redeem our SATA Stock in certain circumstances. For the full terms of our SATA Stock, see Item 1 to the Form 8-A we filed with the SEC on November 7, 2025. If we redeem your SATA Stock, then you may be unable to reinvest any proceeds from the redemption in comparable investments at favorable dividend or interest rates. Furthermore, if we elect to redeem the SATA Stock, the redemption price per share of SATA Stock that we redeem may be less than the price per share of SATA Stock that you may receive upon a sale of your SATA Stock in the open market. In addition, a redemption of less than all of the outstanding SATA Stock may harm the liquidity of the market for the unredeemed SATA Stock following the redemption. Accordingly, if your SATA Stock is not redeemed in a partial redemption, then you may be unable to sell your SATA Stock at the times you desire or at favorable prices, if at all, and the trading price of your SATA Stock may decline.
We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.
Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our bitcoin strategy, our use of leverage, the manner in which our bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Treasury Reserve Policy would require the approval of our board of directors, no stockholder or regulatory approval would be necessary. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding bitcoin. Additionally, we are not a registered money market fund under the Investment Company Act of 1940, as amended, and we do not operate as a registered money market fund. Holders of our SATA Stock do not benefit from the protections available to holders of securities of a registered money market fund. Bitcoin does not have a similar risk profile to the assets required to be held by money market funds because, among other things, it is much more volatile and involves no principal protection. Unlike money market funds, we do not price our securities, including our SATA Stock, based on the net asset value of the pool of assets backing the securities. We are also not subject to any regulation requiring that we maintain any particular pricing or stable value, and we are not subject to the fee restrictions or liquidity requirements applicable to registered money market funds.
The accounting method for our SATA Stock may result in lower reported net earnings attributable to common stockholders.
The accounting method for reflecting the provisions of our SATA Stock in our financial statements may adversely affect our reported earnings. We expect that applicable accounting standards will require us to separately account for certain redemption features associated with our SATA Stock as embedded derivatives. Under this treatment, any embedded derivatives will be measured at their fair value and accounted for separately as liabilities that are marked-to-market at the end of each reporting period. For each financial statement period after the issuance of the SATA Stock, a gain or loss will be reported in our statement of operations to the extent the valuation of any of the embedded derivatives changes from the previous period. This accounting treatment may subject our reported net income (loss) to significant non-cash volatility.
Furthermore, we have not reached a final determination regarding the accounting treatment for our SATA Stock, and the description above is preliminary. In addition, accounting standards may change in the future. Accordingly, we may account for our SATA Stock in future periods in a manner that is significantly different than described above.

Holding SATA Stock does not, in itself, confer any rights with respect to our Class A Common Stock.
Holding SATA Stock does not confer any rights with respect to our Class A Common Stock (including the voting rights of, and rights to receive any dividends or other distributions on, our Class A Common Stock). However, holders of our SATA Stock are subject to all changes affecting our Class A Common Stock to the extent the value of our SATA Stock depends on the market price of our Class A Common Stock. For example, if we propose an amendment to our charter documents that requires the approval of holders of our Class A Common Stock but not the approval of the preferred stockholders, then holders of any SATA Stock will not, as such, be entitled to vote on the amendment, although those holders will be subject to any changes implemented by that amendment in the powers, preferences or special rights of our Class A Common Stock.
Risks Related to Our Indebtedness
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our debt instruments when they come due.
In January 2025, Semler Scientific, a wholly-owned subsidiary that we acquired in January 2026, issued $100.0 million aggregate principal amount of the Semler Convertible Notes. On January 22, 2026, we entered into separate, privately negotiated exchange agreements with certain holders of the outstanding Semler Convertible Notes, representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of our SATA Stock (the “Notes Exchange”). As of January 27, 2026, we had $10.0 million aggregate principal amount of our Semler Convertible Notes outstanding. Our indebtedness could have negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing on acceptable terms or at all;
•requiring the dedication of a portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our Class A Common Stock upon conversion of the Semler Convertible Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
While we have announced intentions to repay, redeem or otherwise retire the outstanding indebtedness of Semler Scientific, any such transactions may be subject to market conditions and available cash on hand and there is no guarantee that we will be able to do so on terms favorable to us, in the timeframe sought by us, or at all.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented a comprehensive risk management framework, which includes policies and procedures designed for assessing, identifying, and managing material cybersecurity threats and facilitating timely disclosure of material cybersecurity incidents. Our security approach is built on three core principles: defense in depth (layered security), least privilege access, and a risk-based approach that prioritizes security resources based on risk assessment.
Our policies require mandatory annual cybersecurity awareness training for all employees, focusing on phishing and social engineering recognition and reporting, among other areas. We evaluate potential security risks and conduct routine incident response tabletop exercises to practice responding to realistic cybersecurity incident and data breach scenarios. We undertake annual reviews of our policies, which are designed to help ensure their effectiveness and relevance in light of evolving cybersecurity threats. We have also implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers, including by reviewing evidence that their systems meet appropriate cybersecurity requirements for key service providers. We collaborate with our service providers to understand developments within their cybersecurity framework and to seek to ensure service providers notify us promptly of cybersecurity threats or incidents that may affect our systems or data. Additionally, we maintain cyber insurance to help cover costs associated with cybersecurity events and to provide access to a panel of approved incident response partners, including forensics and incident response firms, law firms, breach notification providers, public relations firms, and distributed denial-of-service mitigation services.
We also engage third parties to assist in our cybersecurity mitigation and detection efforts, including a managed service provider ("MSP") that provides, among other things, cybersecurity monitoring and threat detection through a Security Information and Event Management system, security assessments and penetration testing, and Virtual Chief Information Security Officer services. The MSP operates as an extension of our Corporate Strategy professionals, who, as discussed below, manage the Company’s information technology and cybersecurity risk management initiatives, and is bound by the same security and confidentiality obligations as the Company’s employees.
Our incident response and data breach procedures apply to all employees, contractors, and third-party users and are designed to provide a comprehensive, structured response to cybersecurity threats and incidents. Upon receiving an incident report, Corporate Strategy and our MSP perform an initial assessment to determine severity level, whether escalation to executive leadership is needed, and whether cyber insurance notification and approved partner engagement is required. For potentially significant cybersecurity incidents, we engage insurance-approved partners based on the nature and scope of the incident, and Corporate Strategy coordinates with our executive leadership to manage the incident response, investigation, notification, and remediation process.
In 2025, we have not identified any cybersecurity threats or incidents, including those resulting from any previous cybersecurity incidents, that have materially affected, or, to our knowledge, are reasonably likely to materially affect, us or our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors—Risks Related to Our Business—If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin holdings, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.”
Governance
Our board of directors, in coordination with our Audit Committee, oversees our risk management process, including cybersecurity risks. The Audit Committee receives regular reports from our executive leadership and our Vice President of Corporate Strategy on the threat landscape and the Company’s cybersecurity program.
Our Corporate Strategy department manages the Company's information technology operations and cybersecurity risk management and is responsible for receiving incident reports, performing initial assessments, coordinating approved partner engagement, leading investigations, overseeing remediation, and managing communications related to cybersecurity incidents. The Vice President of Corporate Strategy, who is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks, has significant experience in information technology and possesses the requisite education, skills, and experience expected of an individual assigned to these duties. Our executive leadership, including our Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, and Chief Legal Officer, provides oversight of our cybersecurity risk management program and receives regular updates from the Vice President of Corporate Strategy.
Item 2. Properties
As of December 31, 2025, we do not own any property. Our corporate headquarters is located in leased space in Dallas, Texas. Our office lease expires in July 2033. In addition, we lease an office space in Dublin, Ohio that is sub-leased to a third party at terms consistent with the master lease. This lease expires in February 2033.
We believe that our current facilities are adequate to conduct our business operations for the foreseeable future. We believe that we will be able to renew these leases on similar terms upon expiration. If it cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.
Item 3. Legal Proceedings
We are involved in various lawsuits, claims, investigations, proceedings, and threats of litigation arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.

Effective September 10, 2025, the U.S. Department of Justice Civil Fraud Section (the "DOJ"), the Department of Health and Human Services (the “HHS”), and certain relators entered into a settlement agreement with Semler Scientific resolving alleged violations of the False Claims Act pertaining to submissions of false claims to Medicare Part B for tests performed using certain of its medical devices. Pursuant to the settlement agreement, Semler Scientific agreed, among other things, to pay $29.8 million, and interest at a rate of 4.25% per annum from April 28, 2025 on such amount, in addition to $0.4 million for attorney’s fees for the relators. Subject to certain exceptions, the settlement releases Semler Scientific from any civil or administrative monetary claims for the covered conduct. Semler neither admitted nor denied any wrongdoing.
In connection with the settlement, Semler Scientific also entered into a “Corporate Integrity Agreement” with the Office of Inspector General (the “OIG”) of HHS whereby it agreed to institute certain compliance and other measures relating to its sales practices and provide reporting to OIG for a five-year period.
On August 29, 2025, a purported stockholder of Semler Scientific filed a lawsuit captioned Ravi Krishnamoorthy v. Semler Scientific, Inc., et al., No 5:25-cv-07303, in the U.S. District Court for the Northern District of California, against Semler Scientific and three current or former officers on behalf of a putative class of stockholders who purchased shares of Semler Scientific from March 10, 2021 to April 15, 2025. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and of SEC rules promulgated thereunder, challenging, among other things, the timing and extent of Semler Scientific’s public disclosure of a potential claim by the DOJ against Semler Scientific and subsequent negotiation of an agreement in principle to resolve the matter. The complaint seeks recovery of unspecified damages, interest, and an award of the attorneys’ fees and costs. Semler Scientific denies any liability or misconduct and intends to vigorously defend the litigation.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our Class A Common Stock is traded on The Nasdaq Stock Market LLC under the symbol "ASST". There is no established public trading market for our Class B Common Stock. As of March 6, 2026, there were approximately 52 stockholders of record of our Class A Common Stock and 54 stockholders of record of our Class B Common Stock.
Holders of Class A Common Stock generally have the same rights, including rights to dividends, as holders of Class B Common Stock, except that holders of Class A Common Stock have one vote per share while holders of Class B Common Stock have ten votes per share.
Dividends
We have never declared or paid any cash dividends on either our Class A or Class B Common Stock and have no current plans to declare or pay any such dividends on our Class A or Class B Common Stock. Our SATA Stock accumulates cumulative dividends ("regular dividends") at a variable rate (as described below) per annum on the stated amount of $100 per share thereof. Regular dividends on the SATA Stock will be payable when, as and if declared by the Company’s board of directors or any duly authorized committee thereof, out of funds legally available for their payment, monthly in arrears on the 15th calendar day of each calendar month. The monthly regular dividend rate per annum was initially set at 12.00%. However, the Company has the right, in its sole and absolute discretion, to adjust the monthly regular dividend rate per annum applicable to subsequent regular dividend periods. For example, most recently, on March 11, 2026, we announced an increase to the monthly regular dividend rate per annum on SATA Stock from 12.50% to 12.75%, effective for monthly periods commencing on or after March 16, 2026. The Company’s right to adjust the monthly regular dividend rate per annum is subject to certain restrictions. For example, the Company is not permitted to reduce the monthly regular dividend rate per annum that will apply to any regular dividend period (i) by more than the following amount from the monthly regular dividend rate per annum applicable to the prior regular dividend period: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the one-month term SOFR rate on the first business day of such prior regular dividend period, over (y) the minimum of the one-month term SOFR rates that occur on the business days during the period from, and including, the first business day of such prior regular dividend period to, and including, the last business day of such prior regular dividend period; or (ii) to a rate per annum that is less than the one-month term SOFR rate in effect on the business day before the Company provides notice of the next monthly regular dividend rate per annum. In addition, the Company is not entitled to elect to reduce the monthly regular dividend rate per annum unless and until (x) three (3) months following the initial issue date, or such earlier time as the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day of twenty (20) consecutive trading days at any time during the three (3) months following the initial issuance date exceeds $100, (y) all accumulated regular dividends, if any, on the SATA Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full, and (z) the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day during the immediately preceding regular dividend period is not less than $99 per share. The Company’s current intention (which is subject to change in the Company’s sole and absolute discretion) is to adjust the monthly regular dividend rate per annum in such manner as the Company believes will maintain SATA Stock’s trading price within its stated long-term range of $99 and $101 per share. Declared regular dividends on the SATA Stock will be payable solely in cash. In the event that any accumulated regular dividend on the SATA Stock is not paid on the applicable regular dividend payment date, then additional regular dividends (“SATA Compounded Dividends”) will accumulate on the amount of such unpaid regular dividend, compounded monthly. The compounded dividend rate applicable to any unpaid regular dividend that was due on a regular dividend payment date (or, if such regular dividend payment date is not a business day, the next business day) will initially be a rate per annum equal to 12.00% plus 25 basis points; provided, however, that, until such regular dividend, together with compounded dividends thereon, is paid in full, such compounded dividend rate will increase by 25 basis points per month for each subsequent regular dividend period, up to a maximum dividend rate of 20% per annum. The SATA Stock also has certain redemption and repurchase rights, in the manner, and subject to the terms, set forth in the SATA Stock certificate of designation.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item can be found under Part III, Item 12 of this Annual Report.
Issuer Purchases of Equity Securities
In September 2025, the Company's board of directors authorized the purchase of up to $500.0 million of its Class A Common Stock through a share repurchase program. Repurchases may be made from time-to-time, subject to general business and market conditions, other investment opportunities, and applicable legal requirements. Repurchases may be made through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.
No repurchases of Class A Common Stock by the Company occurred during the year ended December 31, 2025.
Unregistered Sales of Equity Securities
On January 22, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 4.25% Convertible Senior Notes due 2030 assumed through the Semler Scientific Merger, representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of SATA Stock. The issuance of SATA Stock was made in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act.
During the year ended December 31, 2025, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those consolidated financial statements included in Item 15 of this Annual Report. References to "we", "us", "our", or "the Company" refer to Strive, Inc. and its consolidated subsidiaries unless specifically stated otherwise. In addition to historical financial information, this discussion and analysis contains forward-looking statements that are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. See the section of this Annual Report entitled “Forward Looking Information and Risk Factor Summary.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Part I. Item 1A. Risk Factors” or elsewhere in this Annual Report.
References to "we", "us", "our", or "the Company" refer to Strive, Inc. and its consolidated subsidiaries unless specifically stated otherwise.
1:20 Reverse Stock Split
On February 6, 2026, we completed a 1:20 reverse stock split of our Class A and Class B Common Stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, all applicable share and per share information of the Successor presented within this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. Concurrent with the effectiveness of the Reverse Stock Split, the number of shares of Class A Common Stock available to purchase and the related exercise price of outstanding warrants were adjusted pro-rata to give effect to the Reverse Stock Split.
Overview
Strive is a structured finance company and institutional asset manager focused on disciplined capital allocation and long term value creation. We have strategically adopted bitcoin as our hurdle rate for capital deployment because of our fiduciary duty to maximize long-term value for stockholders, and compounding purchasing power over time. Relative to a traditional depreciating fiat-denominated benchmark, implementing a bitcoin hurdle rate establishes a higher level of accountability and strategic investment discipline, since our decisions are measured against an asset we believe will appreciate over time.
Strive’s operating business generates stockholder value through disciplined balance sheet management and the growth of our bitcoin holdings. Our SATA Stock exemplifies this approach, a publicly traded security that aims to provide investors with consistent cash flows and minimal volatility, while enabling Strive to capture the spread between SATA Stock’s financing cost and the potential long term return of bitcoin.
Beyond balance sheet strategy, Strive is focused on advancing innovation within the capital markets by modernizing established financing structures. The Company has developed our SATA Stock, our perpetual preferred equity instrument, that incorporates an at‑the‑market (“ATM”) program, creating a flexible and continuous capital formation mechanism. This approach transforms a historically static capital structure into a dynamic and adaptive capital funding platform. Through these innovations, Strive seeks to combine legacy market frameworks with modern assets, positioning the Company at the intersection of institutional finance and a bitcoin‑based reserve strategy.
Following the completion of Strive Enterprises, Inc.'s reverse acquisition of Asset Entities Inc. in September 2025, Strive began operating as a publicly traded company and began deploying capital to execute on its bitcoin treasury strategy, becoming the first U.S. publicly traded bitcoin treasury asset management firm.
As of December 31, 2025, the Company manages over $2.4 billion in AUM. These activities provide recurring, fee-based revenue streams which increase with AUM. Beginning in fiscal year 2026, we plan to operate our asset-management segment within a single-digit-million dollar operating loss to single-digit-million dollar operating profit range.
On September 22, 2025, Strive, Inc. entered into the Semler Scientific Merger Agreement with Semler Scientific. On January 16, 2026, pursuant to the Semler Scientific Merger Agreement, Strive Merger Sub, Inc., a wholly owned subsidiary of Strive merged with and into Semler Scientific, with Semler Scientific continuing as the surviving corporation and a wholly owned subsidiary of Strive. Through the acquisition of Semler Scientific, Strive acquired Semler Scientific's existing bitcoin reserve as well as Semler Scientific's operating business, which develops and markets technology products and services that assist customers in evaluating and treating chronic diseases. The patented and FDA cleared product, QuantaFlo, measures arterial blood flow in the extremities to aid in the diagnosis of PAD. QuantaFlo, which is intended to enable expanded labeling as an aid in the diagnosis of other cardiovascular diseases, is currently pursuing a 510(k) clearance from the FDA.
Our Bitcoin Strategy
Our bitcoin strategy generally involves, from time to time, subject to market conditions and the need for cash and cash equivalents to meet short-term working capital requirements, (i) acquiring bitcoin through open market purchases using available cash, which may be raised from our operating activities as well as capital raising initiatives, such as issuing equity and fixed income offerings, among other capital raise strategies (collectively, "beta" initiatives) and (ii) acquiring bitcoin through alpha strategies, such as acquiring bitcoin through strategic M&A activity or other transactions, resulting in the acquisition of bitcoin at a discount relative to market value, which are intended to deliver returns above and beyond what beta initiatives may deliver alone.
Our Bitcoin Holdings
In 2025, we acquired a total of approximately 7,627 bitcoin at an aggregate acquisition cost of approximately $863.0 million, or $113,153 per bitcoin, including fees and expenses. During the period from January 1, 2026 to March 17, 2026, we acquired approximately 5,048 bitcoin through our acquisition of Semler Scientific and purchased an additional 953 bitcoin at an average price of approximately $81,092 per bitcoin, inclusive of fees and expenses. In addition, in March 2026, we made an initial investment of $50.0 million in the Variable Rate Series A Perpetual Stretch Preferred Stock (the "STRC Stock") of Strategy Inc.
As of December 31, 2025, our digital assets, at fair value totaled approximately $668.5 million within our consolidated statement of financial condition, consisting of approximately 7,627 bitcoin. We also held $67.5 million in cash and cash equivalents, putting us in a position to strategically deploy capital to bolster our treasury. As of March 17, 2026, our cash and cash equivalents totaled $83.7 million, while our position in the STRC Stock had a fair value of $50.4 million. Our bitcoin treasury totaled 13,628 bitcoin as of March 17, 2026.
Business Combination with Asset Entities Inc.
On May 6, 2025, Strive Enterprises, Inc. entered into that certain Agreement and Plan of Merger, dated as of May 6, 2025, as amended by that certain Amended and Restated Agreement and Plan of Merger, dated as of June 27, 2025, with Asset Entities Inc. On September 12, 2025, pursuant to the Asset Entities Merger Agreement, Alpha Merger Sub, Inc., a wholly-owned subsidiary of Asset Entities, merged with and into Strive Enterprises, Inc., with Strive Enterprises, Inc. surviving as a wholly owned subsidiary of Asset Entities. Concurrent with the consummation of the transactions contemplated by the Asset Entities Merger Agreement, Asset Entities Inc. was renamed Strive, Inc. and became the first publicly traded bitcoin treasury asset management firm.
Concurrent with the consummation of the Asset Entities Merger, the Company closed its PIPE Financing Transactions, issuing Class A Common Stock and pre-funded warrants to raise $749.6 million in gross proceeds, with the ability to raise $749.6 million in additional gross proceeds upon the exercise of traditional warrants issued to PIPE participants. In addition, the Company completed an exchange pursuant to Section 351 of the Internal Revenue Code of 1986, as amended, with certain accredited investors, in which the Company exchanged 2.7 million shares (134 thousand shares on a split-adjusted basis) of Class A Common Stock for 69 bitcoin (the "351 Exchange"). The bitcoin acquired through the 351

Exchange, along with open market purchases of 7,558 bitcoin by the Company, resulted in the Company acquiring an aggregate of 7,627 bitcoin during the period from September 12, 2025 to December 31, 2025.
Business Combination with Semler Scientific, Inc.
On September 22, 2025, the Company entered into the Semler Scientific Merger Agreement with Semler Scientific. On January 16, 2026, pursuant to the Semler Scientific Merger Agreement, Strive Merger Sub, Inc., a wholly owned subsidiary of Strive merged with and into Semler Scientific, with Semler Scientific continuing as the surviving corporation and a wholly owned subsidiary of Strive. As part of the closing of the Semler Scientific Merger, the Company acquired the assets held by Semler Scientific, including 5,048 bitcoin held by Semler Scientific, which includes certain bitcoin held as collateral by a third party as collateral for an outstanding loan, and assumed Semler Scientific's outstanding liabilities.
Capital Markets Activity
On September 15, 2025, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ASST Sales Agreement”) with Cantor Fitzgerald & Co. (the “ASST Sales Agent”), pursuant to which the Company, from time to time, at its option, may offer and sell shares of its Class A Common Stock to or through the ASST Sales Agent, acting as the principal and/or the sole agent, having an aggregate sales price of up to $450.0 million. During the period from September 12, 2025 to December 31, 2025, the Company issued 26.4 million shares (1.3 million on a split-adjusted basis) of Class A Common Stock for aggregate gross proceeds of $78.7 million. As of December 31, 2025, the Company has the availability to raise approximately $371.3 million through the issuance and sale of its Class A Common Stock pursuant to the ASST Sales Agreement.
On November 10, 2025, the Company issued 2,000,000 shares of SATA Stock in an initial public offering registered under the Securities Act. The Company filed a certificate of designation with the Nevada Secretary of State designating and establishing the terms of the SATA Stock. The SATA Stock is listed for trading on the Nasdaq Global Market under the symbol “SATA.” The Company received approximately $148.4 million of net proceeds, after deducting the underwriting discounts and commissions and offering expenses, from the issuance of SATA Stock in the initial public offering of SATA Stock.
On December 9, 2025, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “SATA Sales Agreement”) with each of Cantor Fitzgerald & Co., Barclays Capital Inc., and Clear Street LLC (each, a "SATA Sales Agent", and collectively the “SATA Sales Agents”), pursuant to which the Company, from time to time, at its option, may offer and sell shares of its SATA Stock to or through the SATA Sales Agents, acting as the principal and/or agent, having an aggregate sales price of up to $500.0 million. During the period from September 12, 2025 to December 31, 2025, the Company issued 13 thousand shares of SATA Stock for aggregate gross proceeds of $1.2 million. As of December 31, 2025, the Company has the availability to raise approximately $498.8 million through the issuance and sale of its SATA Stock pursuant to the SATA Sales Agreement.
On January 27, 2026, the Company issued 1,320,000 shares of SATA Stock in a public follow-on offering registered under the Securities Act (the "Follow-On Offering"). The Company received approximately $109.2 million of net proceeds, after deducting the underwriting discounts and commissions and expected offering expenses, from the issuance of SATA Stock in the Follow-On Offering.
Partial Retirement of 4.25% Convertible Senior Notes due 2030
On January 16, 2026, in connection with the Semler Scientific Merger, we assumed $100.0 million of the 4.25% Convertible Senior Notes due 2030 (the “Semler Convertible Notes”) from Semler Scientific. Upon the completion of the Semler Scientific Merger, Semler Scientific, Strive and U.S Bank Trust Company, National Association, as trustee, entered into a supplemental indenture, dated January 16, 2026 (the “Supplemental Indenture”), to that certain indenture, dated as of January 28, 2025 (such indenture as so amended, supplemented and modified from time to time, the “Convertible Notes Indenture”), pursuant to which Semler Scientific issued its outstanding 4.25% Convertible Senior Notes due 2030 (the “Semler Convertible Notes”). The Supplemental Indenture provides that, as of the effective time of the Semler Scientific Merger (the “Effective Time”), the right of the holders of the Semler Convertible Notes that were outstanding as of the Effective Time to convert each $1,000 principal amount of such Semler Convertible Notes into shares of common stock of Semler Scientific (“Semler Common Stock”) became a right to convert such principal amount of Semler Convertible Notes into the number of shares of Class A Common Stock, that a holder of such number of shares of Semler Common Stock equal to the Conversion Rate (as defined in the Convertible Notes Indenture) immediately prior to the Effective Time would have been entitled to receive upon the completion of the Semler Scientific Merger; provided, however, that at and after the Effective Time (A) Semler Scientific will continue to have the right to determine the form of consideration to be paid or delivered, as the case may be, upon conversion of the Semler Convertible Notes in accordance with the terms of the

Convertible Notes Indenture, (B) any amount payable in cash upon conversion of the Semler Convertible Notes in accordance with the terms of the Convertible Notes Indenture will continue to be payable in cash and (C) the Daily VWAP (as defined in the Convertible Notes Indenture) will be calculated (in a manner determined by Semler Scientific in good faith) based on the value of a share of our Class A Common Stock.
Upon completion of the Semler Scientific Merger, each then-outstanding share of Semler Common Stock was converted into the right to receive 21.05 shares of Class A Common Stock, resulting in an adjusted initial Conversion Rate of 275.3887 shares of Class A Common Stock per $1,000 principal amount of Semler Convertible Notes, which was further adjusted to an initial Conversion Rate of 13.7694 shares of Class A Common Stock per $1,000 principal amount of Semler Convertible Notes after giving effect to the Reverse Stock Split. In addition, the Supplemental Indenture provides for a guarantee of the Semler Convertible Notes by Strive.
As amended by the terms of the Supplemental Indenture, the Semler Convertible Notes are general senior, unsecured obligations of Semler Scientific, guaranteed by Strive, and will mature on August 1, 2030, unless earlier converted, redeemed or repurchased. The Semler Convertible Notes bear interest at a rate of 4.25% per year, payable semiannually in arrears on February 1 and August 1 of each year.
In connection with the pricing of the Semler Convertible Notes, Semler Scientific entered into privately negotiated capped call transactions with the Option Counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of Class A Common Stock that initially underlie the Semler Convertible Notes. The capped call transactions are expected to offset the potential dilution as a result of any conversion of Semler Convertible Notes.
On January 22, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Semler Convertible Notes, representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of SATA Stock concurrent with the closing of the Follow-On Offering. As of January 27, 2026, and following the settlement of the Notes Exchange, $10.0 million aggregate principal amount of the Semler Convertible Notes remained outstanding.
Retirement of Acquired Indebtedness
On January 16, 2026, in connection with the Semler Scientific Merger, we assumed a $20.0 million loan with Coinbase Credit Inc. from Semler Scientific (the “Coinbase Loan”). On January 27, 2026, we fully retired the Coinbase Loan, resulting in all of Strive's bitcoin holdings being unencumbered following the retirement.
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
Please refer to Note 2, “Summary of Significant Accounting Policies”, in the notes to the Consolidated Financial Statements included in this Annual Report for a description of Strive’s significant accounting policies.
Results of Operations
The comparability of our operating results for the period from September 12, 2025 to December 31, 2025 (Successor), for the period from January 1, 2025 to September 11, 2025 (Predecessor), and for the year ended December 31, 2024 (Predecessor) was impacted by our Asset Entities Merger and may not be comparable. For the purposes of the comparison of the results of operations below, we have compared the Predecessor year ended December 31, 2024 to the combined Predecessor and Successor periods of 2025.

Comparison of the Year Ended December 31, 2025 and the Year Ended December 31, 2024
The following table presents information regarding the consolidated results of operations for the period from September 12, 2025 to December 31, 2025 (Successor) and for the period from January 1, 2025 to September 11, 2025 (Predecessor) compared to the year ended December 31, 2024 (Predecessor) (amounts in thousands, other than percentages):

	Successor	Predecessor		Increase (Decrease)
	Period from September 12, 2025 to December 31, 2025	Period from January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	$	%
Revenues:
Investment advisory fees	$1,495	$4,187	$3,592	$2,090	58.2%
Other revenue	17	35	58	(6)	(10.3)%
Total revenues	1,512	4,222	3,650	2,084	57.1%

Operating expenses:
Fund management and administration	1,867	4,250	4,867	1,250	25.7%
Employee compensation and benefits	27,639	7,222	9,135	25,726	281.6%
General and administrative expense	3,681	4,229	11,248	(3,338)	(29.7)%
Marketing and advertising	151	231	862	(480)	(55.7)%
Depreciation and amortization	71	149	192	28	14.6%
Total operating expenses	33,409	16,081	26,304	23,186	88.1%

Investment gains/(losses):
Net unrealized loss on digital assets, at fair value	(194,508)	—	—	(194,508)	(100.0)%
Other derivative loss	(14,731)	—	—	(14,731)	(100.0)%
Net investment gains/(losses)	(209,239)	—	—	(209,239)	(100.0)%

Net operating loss	(241,136)	(11,859)	(22,654)	(230,341)	1,016.8%

Other income/(expense):
Other income	723	586	795	514	64.7%
Transaction costs	(12,400)	(15,717)	—	(28,117)	(100.0)%
Gain on lease remeasurement	—	—	279	(279)	(100.0)%
Goodwill and intangible asset impairment	(140,785)	—	—	(140,785)	(100.0)%
Total other income/(expense)	(152,462)	(15,131)	1,074	(168,667)	(15,704.6)%

Net loss before income taxes	(393,598)	(26,990)	(21,580)	(399,008)	1,849.0%
Income tax benefit/(expense)	—	—	—	—	—%
Net loss	$(393,598)	$(26,990)	$(21,580)	$(399,008)	1,849.0%
Dividends on preferred stock	(4,320)	—	—	(4,320)	100.0%
Net loss attributable to common stockholders	$(397,918)	$(26,990)	$(21,580)	$(403,328)	1,869.0%
Investment advisory fees
Investment advisory fees increased by $2.1 million, or 58.2%, to $5.7 million ($1.5 million for the period from September 12, 2025 to December 31, 2025 and $4.2 million for the period from January 1, 2025 to September 11, 2025) from $3.6 million for the year ended December 31, 2024. This increase was driven by an increase in average assets under management of existing Strive offerings, leading to an increase in investment advisory fees of $2.0 million, coupled with additional Strive fund offerings launched in 2024 and 2025.
Other revenue
Other revenue remained at less than $0.1 million during all periods.

Fund management and administration
Fund management and administration expense increased by $1.3 million, or 25.7%, to $6.1 million ($1.9 million for the period from September 12, 2025 to December 31, 2025 and $4.3 million for the period from January 1, 2025 to September 11, 2025) from $4.9 million for the year ended December 31, 2024. This increase was primarily due to expansion in average AUM held within previously launched Strive funds, which led to a $1.0 million increase, as well as additional Strive fund offerings launched in 2024 and 2025.
Employee compensation and benefits
Employee compensation and benefits expense increased by $25.7 million, or 281.6%, to $34.9 million ($27.6 million for the period from September 12, 2025 to December 31, 2025 and $7.2 million for the period from January 1, 2025 to September 11, 2025) from $9.1 million for the year ended December 31, 2024. This increase was primarily a result of stock compensation expense recorded during the period from September 12, 2025 to December 31, 2025 of $21.7 million, which was largely the result of the achievement of the liquidity event performance condition, which gave rise to a one-time catch up of previously time-vested awards. This was paired with bonuses paid to certain employees in 2025 concurrent with the close of the Asset Entities Merger and an increase in the average headcount in 2025 compared to 2024.
General and administrative expense
General and administrative expense decreased by $3.3 million, or (29.7)%, to $7.9 million ($3.7 million for the period from September 12, 2025 to December 31, 2025 and $4.2 million for the period from January 1, 2025 to September 11, 2025) from $11.2 million for the year ended December 31, 2024. This decrease was primarily due to a decrease in legal and consulting expenses of $4.8 million related to the launch of the wealth management business line in late 2024, regulatory compliance consultations, general counsel representation and various legal matters throughout 2024, which was partially offset by increases in accounting and insurance expenses of $1.3 million as a result of the Asset Entities Merger and various capital markets transactions in 2025.
Marketing and advertising
Marketing and advertising expense decreased by $0.5 million, or (55.7)%, to $0.4 million ($0.2 million for the period from September 12, 2025 to December 31, 2025 and $0.2 million for the period from January 1, 2025 to September 11, 2025) from $0.9 million for the year ended December 31, 2024. This decrease was primarily due to additional marketing consulting and advertising services as a result of additional public relations efforts throughout 2024.
Depreciation and amortization
Depreciation and amortization increased by less than $0.1 million, or 14.6%, to $0.2 million ($0.1 million for the period from September 12, 2025 to December 31, 2025 and $0.1 million for the period from January 1, 2025 to September 11, 2025) from $0.2 million for the year ended December 31, 2024. This increase was due to purchases of property, plant, and equipment during 2024.
Net unrealized loss on digital assets, at fair value
Net unrealized loss on digital assets, at fair value increased by $194.5 million, or (100.0)%, to $194.5 million for the period from September 12, 2025 to December 31, 2025. The Company did not hold any digital assets during periods prior to September 12, 2025.
Other derivative loss
Other derivative loss increased by $14.7 million, or (100.0)%, to $14.7 million for the period from September 12, 2025 to December 31, 2025, which was driven by the market price of the Company's Class A Common Stock being higher than the price agreed-upon as part of the exchange of bitcoin for Class A common shares at the exchange date.
Other income
Other income increased by $0.5 million, or 64.7%, to $1.3 million ($0.7 million for the period from September 12, 2025 to December 31, 2025 and $0.6 million for the period from January 1, 2025 to September 11, 2025) from $0.8 million for the year ended December 31, 2024. This increase was due to an increase in the average level of holdings of interest-bearing assets during 2025 as compared to 2024.
Transaction costs
Transaction costs increased by $28.1 million, or (100.0)%, to $28.1 million ($12.4 million for the period from September 12, 2025 to December 31, 2025 and $15.7 million for the period from January 1, 2025 to September 11, 2025) from no transaction costs for the year ended December 31, 2024. This increase was primarily due to accounting and legal costs incurred related to the Asset Entities Merger and the recently consummated Semler Scientific Merger, which did not occur during the year ended December 31, 2024.
Gain on lease remeasurement
Gain on lease remeasurement decreased by $0.3 million, or (100.0)%. There was a $0.3 million gain on lease remeasurement during the year ended December 31, 2024 due to the relocation from Dublin, Ohio to Dallas, Texas in late 2024, which resulted in a reduction of the expected remaining lease term for the office space in Dublin, Ohio. There were no such events during the period from September 12, 2025 to December 31, 2025 or the period from January 1, 2025 to September 11, 2025.
Goodwill and intangible asset impairment
Goodwill and intangible asset impairment increased by $140.8 million, or (100.0)%, to $140.8 million for the period from September 12, 2025 to December 31, 2025. The Company performed an impairment assessment of goodwill and intangible assets acquired as part of the Asset Entities Merger and determined that these assets were impaired. No such impairments occurred during the year ended December 31, 2024 or the period from January 1, 2025 to September 11, 2025.
Dividends on preferred stock
Dividends on preferred stock increased by $4.3 million, or 100.0%, to $4.3 million for the period from September 12, 2025 to December 31, 2025. The Company issued its SATA Stock during the period from September 12, 2025 to December 31, 2025 and declared dividends during such period. No dividends were declared on the Predecessor's preferred stock during the year ended December 31, 2024 or the period from January 1, 2025 to September 11, 2025.
Liquidity and Capital Resources
Liquidity
The following table summarizes Strive's available liquidity (in thousands):

	December 31, 2025	December 31, 2024
	(Successor)	(Predecessor)
Cash and cash equivalents	$67,499	$6,155
Short-term investments	—	16,755
Digital assets, at fair value	668,486	—
Total liquidity	$735,985	$22,910
Our principal sources of liquidity are cash and cash equivalents and short-term investments. Cash and cash equivalents may include holdings in bank demand deposits, money market investments, and certificates of deposit. Strive considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Short-term investments consist of U.S. Treasury Bills that have a maturity exceeding three months and less than 12 months at the time of purchase. Strive classifies short-term investments as held-to-maturity based on Strive’s intent and ability to hold these investments until maturity. The Company decreased holdings of short-term investments period-over-period, instead holding in cash and cash equivalents, to meet commitments from recent transactions and to opportunistically invest in bitcoin and bitcoin-related investments.
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
Capital resources
On May 26, 2025, Asset Entities Inc. and Strive Enterprises, Inc., entered into subscription agreements with certain accredited investors (the "PIPE Subscribers" and the transactions collectively, the "PIPE Transactions"), pursuant to which the PIPE Subscribers agreed to purchase, and the Company agreed to sell, the Company's Class A Common Stock at a price of $1.35 per share ($27.00 on a split-adjusted basis), with certain PIPE Subscribers agreeing to purchase pre-funded warrants (the "PIPE Pre-Funded Warrants") to purchase shares of Class A Common Stock at a price of $1.3499 ($26.9980 on a split-adjusted basis) in lieu of Class A common shares. Each PIPE Pre-Funded Warrant gives the holder the right to purchase a share of Class A Common Stock (1/20th of a share of Class A Common Stock on a split-adjusted basis) at an exercise price of $0.0001 per share ($0.0020 on a split-adjusted basis). For each share of Class A Common Stock and PIPE Pre-Funded Warrant purchased, the holder received a traditional warrant (the "PIPE Traditional Warrants"), which gives the holder the right to purchase a share of Class A Common Stock (1/20th of a share of Class A Common Stock on a split-adjusted basis) at an exercise price of $1.35 per share ($27.00 on a split-adjusted basis).
On September 12, 2025, the Company consummated the PIPE Transactions, pursuant to which it issued 345.5 million shares (17.3 million on a split-adjusted basis) of Class A Common Stock, 209.8 million PIPE Pre-Funded Warrants to purchase 10.5 million shares of Class A Common Stock (on a split-adjusted basis), and 555.3 million PIPE Traditional Warrants to purchase 27.8 million shares of Class A Common Stock (on a split-adjusted basis), and received gross proceeds of $749.6 million, with the ability to raise $749.6 million in additional gross proceeds upon the exercise of such warrants. Each PIPE Pre-Funded Warrant became immediately exercisable upon issuance, and will be exercisable until each PIPE Pre-Funded Warrant is exercised in full. Each PIPE Traditional Warrant became immediately exercisable upon issuance, and will expire on the first anniversary of the effectiveness date of the registration statement covering the resale of the securities issued in the PIPE Transactions.
On September 15, 2025, the Company entered into the ASST Sales Agreement with the ASST Sales Agent, pursuant to which the Company, from time to time, at its option, may offer and sell shares of its Class A Common Stock to or through the ASST Sales Agent, acting as the principal and/or the sole agent, having an aggregate sales price of up to $450.0 million. During the period from September 12, 2025 to December 31, 2025, the Company issued 26.4 million shares (1.3 million on a split-adjusted basis) of Class A Common Stock for aggregate gross proceeds of $78.7 million. As of December 31, 2025, the Company has the availability to raise approximately $371.3 million through the issuance and sale of its Class A Common Stock pursuant to the ASST Sales Agreement.
On September 15, 2025, the Company's board of directors authorized the purchase of up to $500.0 million of its Class A Common Stock through a share repurchase program. Repurchases may be made from time-to-time, subject to general business and market conditions, other investment opportunities, and applicable legal requirements. Repurchases may be made through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. During the period from September 12, 2025 to December 31, 2025, the Company did not repurchase any Class A Common Stock. As of December 31, 2025, $500.0 million of Class A Common Stock remains available for repurchase through the share repurchase program.
On November 10, 2025, the Company issued 2,000,000 shares of SATA Stock in an initial public offering registered under the Securities Act. The Company received approximately $148.4 million of net proceeds, after deducting the underwriting discounts and commissions and offering expenses, from the issuance of SATA Stock in the initial public offering of SATA Stock.
On December 9, 2025, the Company entered into the SATA Sales Agreement with the SATA Sales Agents, pursuant to which the Company, from time to time, at its option, may offer and sell shares of its SATA Stock to or through the SATA Sales Agents, acting as the principal and/or agent, having an aggregate sales price of up to $500.0 million. During the period from September 12, 2025 to December 31, 2025, the Company issued 13 thousand shares of SATA Stock for aggregate gross proceeds of $1.2 million. As of December 31, 2025, the Company has the availability to raise approximately $498.8 million through the issuance and sale of its SATA Stock pursuant to the SATA Sales Agreement.
On January 27, 2026, the Company issued 1,320,000 shares of SATA Stock in a public follow-on offering registered under the Securities Act. The Company received approximately $109.2 million of net proceeds, after deducting the underwriting discounts and commissions and expected offering expenses, from the issuance of SATA Stock in the Follow-On Offering.
On January 22, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 4.25% Convertible Senior Notes due 2030 assumed through the Semler Scientific Merger (the "Semler Convertible Notes"), representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of SATA Stock concurrent with the closing of the Follow-On Offering. As of January 27, 2026, and following the settlement of the Notes Exchange, $10.0 million aggregate principal amount of the Semler Convertible Notes remained outstanding.
Contractual and Other Obligations
As of December 31, 2025, our material contractual obligations and commitments primarily include operating leases and employee compensation agreements. Strive did not have any long-term debt or other long-term liabilities as of December 31, 2025.
Strive maintains operating leases for its office locations in Dallas, Texas and Dublin, Ohio. In May 2025, Strive entered into an agreement to sub-lease the Dublin, Ohio office location to a third-party for substantially the same terms as Strive’s lease. As of December 31, 2025, Strive had operating lease payment obligations of approximately $5.4 million, of which $0.7 million is payable within 12 months. Of these amounts, $2.3 million of the future lease obligations, $0.3 million of which is due within 12 months, relate to amounts that will be recovered through lease payments from our sub-tenant for the Dublin, Ohio lease.
The following table summarizes Strive's cash flow activities (in thousands):

	Successor	Predecessor
	Period from September 12, 2025 to December 31, 2025	Period from January 1, 2025 to September 11, 2025	Year Ended December 31, 2024
Net cash used in operating activities	$(24,976)	$(18,209)	$(21,595)
Net cash provided by (used in) investing activities	(854,648)	16,477	(3,201)
Net cash provided by (used in) financing activities	943,200	(500)	28,865
Net increase (decrease) in cash and cash equivalents	$63,576	$(2,232)	$4,069
Net cash used in operating activities
The primary sources of our cash and cash equivalents from operating activities are collections from customers related to investment advisory services and interest collections from our short-term investments and holdings of cash and cash equivalents. Our primary uses of cash and cash equivalents are from general and administrative expenses and employee-related expenditures. Non-cash items to reconcile net loss to net cash and cash equivalents used in operating activities include depreciation and amortization, accretion of discount on short-term investments, amortization of right-of-use assets and liabilities, unrealized gain (loss) on digital assets, at fair value, other derivative loss, share-based compensation expense, gain on lease remeasurement, goodwill and intangible asset impairments, and non-cash transaction expenses.
For the period from September 12, 2025 to December 31, 2025, net cash and cash equivalents used in operating activities was $25.0 million. This was primarily driven by a $393.6 million net loss generated by Strive, which was driven by a goodwill and intangible asset impairment of $140.8 million, net investment losses of $209.2 million, operating expenses of $33.4 million, and transaction costs of $12.4 million, partially offset by total revenues of $1.5 million and net other income of $0.7 million. Strive’s net loss was adjusted for non-cash items totaling $374.8 million. Further, Strive had a net change in operating assets and liabilities of $6.1 million, driven by a decrease in accounts payable and other liabilities of $4.7 million and an increase in prepaid expenses of $2.1 million, which were partially offset by a decrease in other current assets of $0.5 million and an increase in compensation and benefits payable of $0.1 million.
For the period from January 1, 2025 to September 11, 2025, net cash and cash equivalents used in operating activities was $18.2 million. This was primarily driven by a $27.0 million net loss generated by the Predecessor, which was driven by operating expenses of $16.1 million, and transaction costs of $15.7 million, partially offset by total revenues of $4.2 million and net other income of $0.6 million. The Predecessor’s net loss was adjusted for non-cash items totaling $2.5 million. Further, the Predecessor had a net change in operating assets and liabilities of $6.2 million, driven by an increase in accounts payable and other liabilities of $9.8 million, which was partially offset by a decrease compensation and benefits payable of $1.0 million, an increase in prepaid expenses of $0.2 million, an increase in other current assets of $1.6 million, and an increase in other non-current assets of $0.7 million.
For the year ended December 31, 2024, net cash and cash equivalents used in operating activities was $21.6 million. This was primarily driven by a $21.6 million net loss generated by the Predecessor, which was driven by operating expenses of $26.3 million, partially offset by total revenues of $3.7 million and net other income of $0.8 million. The Predecessor's net loss was adjusted for non-cash items and a net change in operating assets and liabilities totaling less than $0.1 million.
Net cash provided by (used in) investing activities
For the period from September 12, 2025 to December 31, 2025, net cash and cash equivalents used in investing activities was $854.6 million, primarily due to purchases of digital asset investments of $855.0 million and purchases of property and equipment and intangible assets of $0.1 million, partially offset by cash acquired through the Asset Entities Merger of $0.4 million.
For the period from January 1, 2025 to September 11, 2025, net cash and cash equivalents provided by investing activities was $16.5 million, primarily due to net proceeds from short-term investments of $16.6 million, partially offset purchases of intangible assets of $0.1 million.
For the year ended December 31, 2024, net cash and cash equivalents used in investing activities was $3.2 million, primarily due to net purchases of short-term investments of $3.2 million.

Net cash provided by (used in) financing activities
For the period from September 12, 2025 to December 31, 2025, net cash and cash equivalents provided by financing activities was $943.2 million, primarily due to proceeds from the issuance of Class A Common Stock of $545.1 million, proceeds from the issuance of pre-funded warrants of $283.2 million, proceeds from the issuance of SATA Stock of $161.2 million, proceeds from the exercise of warrants of $31.6 million, which were partially offset by the payment of financing issuance costs of $42.0 million, the payment of withholding taxes upon the vesting of employee restricted stock of $33.6 million, and the payment of dividends on preferred stock of $2.3 million.
For the period from January 1, 2025 to September 11, 2025, net cash and cash equivalents used in financing activities was $0.5 million, primarily due to repurchases of preferred stock of $0.5 million.
For the year ended December 31, 2024, net cash and cash equivalents provided by financing activities was $28.9 million, primarily due to net proceeds from the issuance of preferred stock of $29.0 million, partially offset by repurchases of preferred stock of $0.1 million.
Non-GAAP Financial Measures
This Annual Report contains certain non-GAAP financial measures, consisting of non-GAAP adjusted net income (loss), non-GAAP adjusted net income (loss) attributable to common stockholders and non-GAAP adjusted net income (loss) attributable to common stockholders per diluted common share. Non-GAAP financial measures are subject to material limitations as they are not measurements prepared in accordance with GAAP and are not a substitute for such measurements. Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our consolidated financial statements, which have been prepared in accordance with GAAP. We rely primarily on such consolidated financial statements to understand, manage, and evaluate our business performance and use the non-GAAP financial measures as supplemental information. Reconciliations of reported GAAP historic measures to adjusted non-GAAP measures are included in the financial schedules contained in this Annual Report.
Non-GAAP adjusted net income (loss)
Non-GAAP adjusted net income (loss), non-GAAP adjusted net income (loss) attributable to common stockholders, and the related non-GAAP adjusted net income (loss) per diluted common share excludes the impact of (i) share-based compensation expense, (ii) depreciation and amortization, (iii) other derivative loss, (iv) transaction costs, (v) gain on lease remeasurement, and (vi) goodwill and intangible asset impairments. We believe these measures offer management and investors insight as they exclude significant non-cash and/or non-recurring items. The following provides GAAP measures of net loss, net loss attributable to common stockholders, and net loss per diluted common share and the details with respect to reconciling the line items to non-GAAP adjusted net income (loss), non-GAAP adjusted net income (loss) attributable to common stockholders, and non-GAAP adjusted net income (loss) per diluted common share (all amounts in thousands, other than share and per share information):

	Successor	Predecessor
	Period from September 12, 2025 to December 31, 2025	Period from January 1, 2025 to September 11, 2025	Year Ended December 31, 2024
Net loss	$(393,598)	$(26,990)	$(21,580)
Share-based compensation expense	21,710	—	—
Depreciation and amortization	71	149	192
Other derivative loss	14,731	—	—
Transaction costs	12,400	15,717	—
Gain on lease remeasurement	—	—	(279)
Goodwill and intangible asset impairment	140,785	—	—
Non-GAAP adjusted net income (loss)	$(203,901)	$(11,124)	$(21,667)
Dividends on preferred stock	(4,320)	—	—
Non-GAAP adjusted net loss attributable to common stockholders	$(208,221)	$(11,124)	$(21,667)

Weighted average number of diluted common shares outstanding	43,997,862	2,299,243	2,213,424
Net loss per diluted common share	$(9.04)	$(11.74)	$(9.75)
Non-GAAP adjusted net loss per diluted common share	$(4.73)	$(4.84)	$(9.79)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.
We are exposed to the impact of market price changes in bitcoin and interest rate risk.
Bitcoin Market Price Risk
We have invested, and plan to continue to invest, a significant amount of our capital into bitcoin and bitcoin-related products. Our investments in bitcoin are recorded at fair value on a recurring basis using observed prices from active exchanges, with changes in fair value recorded in net income. The market price of bitcoin may fluctuate significantly, and declines in market price of bitcoin could result in a material adverse effect on our financial results in future periods. As of December 31, 2025, the Company held approximately 7,627 bitcoin with a fair value of $668.5 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily via our SATA Stock, which accumulates cumulative dividends, which we refer to in this Item 7A. Quantitative and Qualitative Disclosures About Market Risk as “regular dividends”, at a variable dividend rate, which was initially set at 12.00% per annum with respect to the regular dividend period. However, we have the right, in our sole and absolute discretion, to adjust the regular dividend rate applicable to subsequent regular dividend periods, subject to certain restrictions, including restrictions on the maximum reduction of the dividend rate and a requirement to declare a dividend equal to at least the monthly SOFR per annum rate. Our current intention (which is subject to change in our sole and absolute discretion) is to adjust the monthly regular dividend rate per annum in such manner as we believe is designed to cause the SATA Stock to trade at prices within its stated long-term range of $99 and $101 per share. We have increased regular dividends on SATA Stock, most recently from 12.50% per annum to 12.75% per annum for the monthly period commencing on or after March 16, 2026.
As of March 17, 2026, if we determined to increase the regular dividend rate on our SATA Stock by 0.50%, the SATA Stock’s monthly dividend accrual would increase by less than $0.2 million. We do not believe our interest rate risk exposure via the SATA Stock is material as of March 17, 2026.

Item 8. Consolidated Financial Statements and Supplementary Data
Our consolidated financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm, are set forth in Part IV of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
(b) Changes in Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Item 9B. Other Information
Rule 10b5-1 Information
None of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K of the Exchange Act) during the quarter ended December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Overview
The following are our directors and executive officers and their respective ages and positions as of the date of this Annual Report on Form 10-K:

Name	Age	Class	Positions and Officers with Registrant
Matthew Cole	41	III	Chief Executive Officer and Chairman of the Board
Benjamin Pham	32	III	Chief Financial Officer and Director
Brian Logan Beirne	44	III	Chief Legal Officer and Director
Arshia Sarkhani	29	III	Chief Marketing Officer and Director
Pierre Rochard	36	II	Director
Shirish Jajodia	38	II	Director
Eric Semler	61	II	Director
James A. Lavish	55	I	Director
Jonathan R. Macey	70	I	Director
Mahesh Ramakrishnan	30	I	Director
Biographies of Directors and Executive Officers
Matthew Cole. Matthew Cole has served as Chief Executive Officer (CEO) of Strive since April 2023, and has served as the Chairman of Strive's board of directors since September 2025. Mr. Cole previously served as Chief Investment Officer (CIO) of Strive until October 2025. A long-time Bitcoin investor and advocate, Mr. Cole has extensive experience in institutional asset management and fixed income, having spent 15 years at CalPERS in global fixed income, where he oversaw over $70 billion in actively managed Fixed Income assets. Mr. Cole joined Strive Asset Management in May 2022 as Head of Investment Office & Global Fixed Income. He was promoted to Chief Investment Officer, Global Head of Fixed Income in February 2023 before also becoming CEO of Strive. As CEO, Mr. Cole is focused on delivering innovative Bitcoin solutions and transforming how Americans interact with Bitcoin - making it accessible, practical, and central to their financial futures - while Strive remains committed to empowering investors through its pro-stockholder focused equity ETFs and actively managed Fixed Income ETFs. Mr. Cole is a CFA charterholder and holds an MBA from California State University - Sacramento. Mr. Cole’s leadership is grounded in a deep understanding of institutional asset management, investment strategy and organizational governance. Drawing on his experience at CalPERS and Strive, he brings a long-term, investor-focused perspective to executive decision-making. His broad expertise across public and private sector organizations, combined with his board service and strategic insight, position him to guide the company through its next phase of growth and innovation.
Benjamin Pham. Benjamin Pham has served as the Chief Financial Officer (CFO) of Strive since July 2024 and has served as a member of Strive's board of directors since September 2025. Mr. Pham was Strive’s first executive officer and employee when the company was founded in early 2022 and was promoted to Chief Operating Officer in November 2022. He has an extensive background in corporate finance and strategy, having previously held various roles of increasing seniority and encompassing several transformative corporate transactions at Roivant Sciences, a publicly traded biopharmaceutical company, and serving as Chief of Staff to Vivek Ramaswamy, co-founder of Strive. Earlier in his career, he was an investment banker at Citigroup, where he focused on raising equity and equity-linked financing for healthcare companies. Ben received his B.S. in Applied Economics and Management from Cornell University. Mr. Pham brings a strong combination of operational leadership, strategic financial insight, capital markets, and corporate transactions experience to his role as CFO at Strive. His background spans both high-growth private companies and global financial institutions, equipping him with the tools to lead the company through its next stage of growth, with a focus on financial discipline, stockholder alignment and value creation.
Brian Logan Beirne. Brian Logan Beirne has served as the Chief Legal Officer of Strive since February 2025 and has served as a member of Strive's board of directors since September 2025. Before joining Strive, Mr. Beirne served as Chief Executive Officer of Matterhorn Transactions, Inc., a technology company he sold to DealPulse, Inc. in 2023, and has founded and built multiple companies, including Artusi Music. Mr. Beirne previously worked as an attorney with Sullivan & Cromwell LLP, in investment banking at J.P. Morgan, and in private equity at GE Equity. Mr. Beirne teaches financial markets and corporate law at Yale Law School and is an award-winning author. He speaks frequently across the United States and has been featured by The Wall Street Journal, Fox News, The New York Times, Reuters, ABC News and other media outlets. Mr. Beirne graduated first in his class with a B.S. from Fairfield University, was Fulbright Scholar at Queens University, and earned his J.D. from Yale Law School. He is admitted to the New York and Connecticut Bars. Mr.

Beirne has a proven track record of building businesses, driving operational excellence and creating stockholder value. Mr. Beirne brings a diverse background spanning law, finance and entrepreneurship, which informs his strategic approach to legal and business matters. His experience founding companies as well as advising transactions at leading institutions position him to help drive Strive’s legal and business strategy through its next phase of growth and navigate the dynamic legal and policy landscape in which Strive operates.
Arshia Sarkhani. Arshia Sarkhani is the Chief Marketing Officer of Strive and serves on Strive's board of directors. Prior to this, Arshia was the Chief Executive Officer of Asset Entities, which he co-founded, since September 2021 and as President and director since March 2022 until Asset Entities’ combination with Strive in 2025. Mr. Sarkhani was Head of Monetization of Asset Entities from August 2020, when Asset Entities began its operations as a general partnership, until September 2021. From April 2020 and July 2020 to December 2021, Mr. Sarkhani was the sole owner and chief executive officer of Sarkhani Inc. and Shiazon Inc., respectively. Before co-founding Asset Entities, Mr. Sarkhani actively invested and developed a social media following which he and his co-founders utilized when starting Asset Entities. From May 2019 to September 2020, Mr. Sarkhani was a legal intern at The TDM Legal Group. From September 2015 to May 2018, Mr. Sarkhani attended the University of California, Merced, and subsequently, from September 2018 to May 2019, Grossmont Community College. From September 2019 to May 2021, Mr. Sarkhani attended San Diego State University where he received his bachelor’s degree from in Humanities. Mr. Sarkhani brings a diverse background in entrepreneurship, media and business leadership. As co-founder and CEO of Asset Entities, and with prior experience building a digital brand and multiple ventures, he combines creative vision with operational execution to support Strive’s continued growth in a rapidly evolving landscape.
Pierre Rochard. Pierre Rochard is the Founder and CEO of the Bitcoin Bond Company since April 2025, a financial technology firm focused on developing Bitcoin-backed financial products and has served as a member of Strive's board of directors since September 2025. Prior to that role, he served as Vice President of Research for Riot Platforms Inc. from July 2022 to March 2025, one of the largest publicly traded Bitcoin mining companies in North America. Before that, he was a product manager at Kraken Digital Asset Exchange, a cryptocurrency exchange, from October 2019 to June 2022. Mr. Rochard has an extensive career in Bitcoin economics, policy and technology. He started his career in public accounting and later co-founded the Satoshi Nakamoto Institute, an educational initiative dedicated to archiving and promoting Bitcoin’s intellectual history. He became a prominent writer and speaker on Bitcoin, energy policy and financial regulation, and has advised policymakers, institutional investors and corporations on Bitcoin adoption and integration into the traditional financial markets. Mr. Rochard was educated at the University of Texas at Austin, where he earned his Bachelor of Business Administration and master’s degrees in accounting. Mr. Rochard brings to the board of directors deep expertise in Bitcoin, financial innovation and regulatory engagement. His background at the intersection of digital assets, economics and public policy supports informed oversight and long-term value creation.
Shirish Jajodia. Shirish Jajodia has served as Vice President, Corporate Treasurer and Head of Investor Relations at Strategy Inc. since November 2022 and has served as a member of Strive's board of directors since September 2025. Mr. Jajodia previously served as the Senior Director of Treasury and Investor Relations since October 2021. Mr. Jajodia holds a B.Tech. in Metallurgical Engineering and Materials Science from the Indian Institute of Technology, Bombay and has completed Level 2 of the CFA program and passed Level 1 of the Financial Risk Manager (FRM) certification. He is proficient in multiple languages, including English, Hindi, and Marathi, and has a strong background in treasury management, investor relations, and corporate finance strategies, particularly in the context of digital assets like Bitcoin. Under his leadership, Strategy has implemented a digital asset treasury reserve policy, positioning the company as a pioneer in corporate Bitcoin holdings. Mr. Jajodia brings to the board of directors deep expertise in strategic treasury planning, digital asset management and investor engagement. His experience leading high-impact financial initiatives at Strategy positions him to contribute meaningfully to the board of directors' oversight of the Company’s financial strategic direction as Strive enters its next phase of growth.
James A. Lavish. James A. Lavish is the Co-Founder and has been Managing Partner of the Bitcoin Opportunity Fund, a value investment fund focused on public and private opportunities within the Bitcoin ecosystem, since August 2023, and has served as a member of Strive's board of directors since September 2025. From March 2006 to January 2022, Mr. Lavish served as Chief Operating Officer of LKCM Alternative Investments, LLC, an asset management firm. Before that, Mr. Lavish cofounded and served as Managing Partner at Ranger Arbitrage, a risk arbitrage hedge fund. Mr. Lavish earned his B.A. in Political Science from Yale University in 1993 and has been a Chartered Financial Analyst (CFA) since 2002.
Jonathan R. Macey. Jonathan R. Macey has been the Sam Harris Professor of Corporate Law, Corporate Finance and Securities Law at Yale University, a Professor in the Yale School of Management since 2004 and has served as a member of Strive's board of directors since September 2025. Professor Macey is also a Member of the Executive Committee of the Yale Law School Center for the Study of Corporate Governance, and of the Members Consultative Group for the American Law Institute, Restatement of the Law, Corporate Governance. Professor Macey previously served as Chair of the Yale University Advisory Committee on Investor Responsibility (ACIR) and as Chair of the Yale University Committee on

Fossil Fuel Investment Principles (CFFIP). Prior to joining the faculty at Yale, Professor Macey served as J. DuPratt White Professor of Law at Cornell University. He has served as an independent director of two public companies. Professor Macey previously served as a member of the Financial Industry Regulatory Authority, Inc.’s (“FINRA”) Economic Advisory Committee, as a member of the FINRA National Adjudicatory Council and is Co-Chair of the Bipartisan Policy Center Task Force on Capital Markets. Professor Macey is the author of several books and over 150 articles on corporate law and banking law. He has served as a member of the Legal Advisory Committee to the Board of Directors of the New York Stock Exchange. Professor Macey earned his B.A. from Harvard College and his J.D. from Yale Law School. Professor Macey brings to the board of directors his significant expertise in corporate governance, securities law and finance, as well as his prior experience as a public company director.
Mahesh Ramakrishnan. Mahesh Ramakrishnan is the Co-Founder and has been Managing Partner of Escape Velocity (EV3) Ventures, a venture capital firm focused on early-stage investments in blockchain infrastructure and decentralized technologies, since April 2022, and has served as a member of Strive's board of directors since September 2025. From August 2020 to March 2022, he served as a Private Equity Investor at Apollo Global Management Inc., a global alternative investment manager. From July 2018 to July 2020, Mr. Ramakrishnan served at Goldman Sachs, a multinational financial services firm. Mr. Ramakrishnan earned a B.A. in Economics from Harvard University in 2018 and an MBA from Harvard Business School in 2022. Mr. Ramakrishnan brings to the board of directors experience in private equity, venture capital, and financial technology, with a focus on decentralized infrastructure and digital asset ecosystems.
Eric Semler. Eric Semler is a public and private market investor in technology and media and has served as a member of Strive's board of directors since January 2026. His long/short investment fund, TCS Capital Management, LLC (“TCS”), which he founded in 2001 and converted into a family office in 2017, was, at its peak, among the largest independent technology, media and telecom investment funds worldwide. He is currently the Chief Executive Officer and Chairman of the Board of Trailblazer Acquisition Corp (Nasdaq: BLZR), a SPAC that went public in September 2025 raising $275 million. He served as executive chairman of the board of Semler Scientific, Inc. (Nasdaq: SMLR), a medical device and software business and the second U.S. public company to adopt bitcoin as its primary treasury reserve asset. Since 2021, he has served on the board of Fundstrat Global Advisors, an independent financial services firm. Mr. Semler is also a director of FutureCrest (Nasdaq: FCRS), a SPAC that went public in September 2025. Mr. Semler has previously served on three public company boards: Angie’s List, Inc., The Maven, Inc. (now known as Arena Group Holdings, Inc.) and Geeknet Inc. After graduating from Dartmouth College in 1987, Mr. Semler began his career as a journalist working for The New York Times and for the Moscow News in Russia. After graduating from Harvard University with both J.D. and M.B.A. degrees in 1994, Mr. Semler was an associate at James D. Wolfensohn & Co for three years, focusing on mergers and acquisitions. From 1997 to 1998, he was an investment banking principal in the media and communications group at Montgomery Securities. Mr. Semler is the co-author of two books published by Harper Collins: The Language of Nuclear War and The Businessman’s Guide to Moscow. In 2019, Mr. Semler and his wife Tracy founded and developed the Raising Fame podcast franchise, partnering with NBA parents Dell and Sonya Curry to tell stories about raising extraordinary athletes. In 2024, they launched Raising Fame TV, hosted by Sonya Curry and Lucille O’Neal, the mother of Shaquille O’Neal; the show began airing on TV One in July 2024, and includes episodes on raising successful athletes and entertainers.
Board Meetings
During the year ended December 31, 2025, our board of directors held seven meetings and acted by unanimous written consent ten times.
During the year ended December 31, 2025, each member of our board of directors attended at least 75% of the aggregate of the total number of meetings of the board of directors (held during the period for which he or she has been a director) and the total number of meetings held by all committees of the board of directors on which he or she served (during the periods that he or she served).
We do not have a policy requiring Board members to attend the annual meeting of our stockholders. The Company did not hold an annual meeting of stockholders during 2025.
Family Relationships
There are no family relationships between executive officers or directors of the Company.
Skills and Qualifications of the Directors
The Board believes that the qualifications of the directors, as set forth in their biographies, which are listed above, give them the qualifications and skills to serve as directors of the Company.

Director Independence
Certain stockholders affiliated with Strive control more than a majority of the voting power of Class A Common Stock eligible to vote in the election of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under the rules of Nasdaq, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that the board be composed of a majority of independent directors and have a compensation committee and a nominating and corporate governance committee that are composed entirely of independent directors.
We intend to rely on these exemptions. As a result, we may not have a majority of independent directors on the board of directors. In addition, our Compensation Committee and our Nominating and Corporate Governance Committee may not, from time to time, consist entirely of independent directors. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance standards applicable to non-controlled companies.
The Board has affirmatively determined that each of Messrs. Lavish, Macey, Ramakrishnan, Rochard and Semler meet the definition of “independent director” under the applicable rules and regulations of the SEC and the applicable listing standards of Nasdaq. Messrs. Rochard, Lavish and Macey serve as members of the Audit Committee, Messrs. Ramakrishnan, Rochard and Lavish serve as members of the Compensation Committee, and Messrs. Macey, Rochard and Ramakrishnan serve as members of the Nominating and Corporate Governance Committee.
Audit Committee
The Board has established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act and adopted the Audit Committee Charter, which is publicly available on the Corporate Governance section of our website, https://investors.strive.com. The Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements, reviews the effectiveness of our internal controls over financial reporting, provides the opportunity for direct contact between our independent registered public accounting firm and our board of directors, and provides information about significant financial matters to our board of directors. Additionally, the Audit Committee is responsible for coordinating our board of directors’ oversight of risk assessment and management for cybersecurity.
The Audit Committee is currently comprised of Messrs. Rochard (Chair), Lavish and Macey. During 2025, the Audit Committee met five times and acted by unanimous written consent one time. All current members attended all the meetings of the Audit Committee in 2025 during the periods that he or she served.
Our board of directors has determined that each member of the Audit Committee meets the Nasdaq listing rules’ definition of an independent director for audit committee purposes, as well as the independence requirements of Rule 10A-3 under the Exchange Act. Each member of the Audit Committee is an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. Additional information regarding the Audit Committee and its functions and responsibilities is incorporated herein by reference to the information provided under the caption “Audit Committee Report” in the 2026 Proxy Statement.
Compensation Committee
Our board of directors has established a standing Compensation Committee and adopted the Compensation Committee Charter, which is publicly available on the Corporate Governance section of our website, https://investors.strive.com. The Compensation Committee determines the compensation arrangements of all executive officers of the Company, equity awards, including awards under the 2026 Omnibus Equity Incentive Plan (as amended, the “2026 Equity Plan”), and arrangements relating to certain perquisites and personal benefits provided to our executive officers, and performs other functions related to compensation matters. The Compensation Committee may delegate its authority to subcommittees or the Chair of the Committee when it deems it appropriate and in the best interests of the Company. The Committee may delegate to one or more officers of the Company the authority to make grants and awards or options to any non-Section 16 officer of the Company under such of the Company’s incentive-compensation or other equity-based plans as the Committee deems appropriate and in accordance with the terms of such plans.
During 2025, the Compensation Committee retained Mercer (US) Inc. as a third-party compensation consultant (the “Compensation Consultant”) to assist the board of directors with the evaluation of compensation for certain of our executive officers.
The Compensation Consultant reported directly to the Compensation Committee. Pursuant to its charter, our Compensation Committee has the sole authority to retain, and replace as needed, compensation consultants to provide independent advice to our Compensation Committee, as well as the sole authority to approve the consultants’ fees and other terms and conditions of retention. A representative from the Compensation Consultant participated in meetings of the Compensation Committee and met with the committee outside of the presence of management, as requested, and directly communicated with the chair of the Compensation Committee between meetings. However, the Compensation Committee made all decisions regarding the compensation paid to Section 16 executive officers.
The Compensation Consultant provided various executive compensation advisory services to the Compensation Committee pursuant to a written consulting agreement. Generally, these services included advising the Compensation Committee on the principal aspects of Strive’s executive and director compensation programs, assisting in the selection of the compensation peer group and providing market information and analysis regarding the competitiveness of our compensation program design.
The Compensation Committee considers the independence of the Compensation Consultant under SEC rules and Nasdaq listing standards. The Compensation Committee has received a written statement of independence from the Compensation Consultant, which addressed the following factors: (1) other services provided to Strive by the Compensation Consultant; (2) amount of fees paid by the Company as a percentage of the Compensation Consultant’s total revenues; (3) policies or procedures maintained by the Compensation Consultant that are designed to prevent a conflict of interest; (4) any shares of Common Stock owned by the individual consultants involved in the engagement; (5) any business or personal relationships between the individual consultants involved in the engagement and any member of the Compensation Committee; and (6) any business or personal relationships between our executive officers and the Compensation Consultant or the individual consultants involved in the engagement. At this time, the Compensation Committee has concluded that the work of the Compensation Consultant does not raise any conflicts of interest.
The Compensation Committee is currently comprised of Messrs. Ramakrishnan (Chair), Rochard and Lavish. During 2025, the Compensation Committee met one time and acted by unanimous written consent two times. All current members attended all the meetings of the Compensation Committee in 2025 during the periods that he or she served.
Our board of directors has determined that each member of the Compensation Committee meets the Nasdaq listing rules’ definition of an independent director for compensation committee purposes, as well as the independence requirements of Rule 10C-1 under the Exchange Act. Each member of the Compensation Committee is also a non-employee director, as defined in Rule 16b-3 under the Exchange Act. Additional information regarding the Compensation Committee and its functions and responsibilities is included in this Annual Report under the caption “Executive Compensation.”
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee has ever been a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the board of directors or Compensation Committee.
Nominating and Corporate Governance Committee
The board of directors has established a standing Nominating and Corporate Governance Committee and has adopted the Nominating and Corporate Governance Committee Charter, which is publicly available on the Corporate Governance section of our website, https://investors.strive.com. The Nominating and Corporate Governance Committee has been delegated the authority to exercise oversight of director nominations, which includes:
•reviewing and evaluating the size, composition, function and duties of the board of directors consistent with its needs;
•recommending criteria for the selection of candidates to the board of directors and its committees, and identifying individuals qualified to become board members consistent with such criteria, including the consideration of nominees submitted by stockholders;
•recommending director nominees for election to the board of directors at the next annual or special meeting of stockholders at which directors are to be elected or to fill any vacancies or newly created directorships that may occur between such meetings; and
•developing and recommending to the board of directors the Corporate Governance Guidelines and Code of Business Conduct and Ethics for the Company and overseeing compliance with such Guidelines and Code.
The Nominating and Corporate Governance Committee is currently comprised of Messrs. Macey (Chair), Rochard and Ramakrishnan. Our board of directors has determined that all members of the Nominating and Corporate Governance Committee meet the Nasdaq listing rules’ definition of an independent director. During 2025, the Nominating and Corporate Governance Committee met four times and acted by unanimous written consent two times.

Nomination Process
As noted above, we have established a Nominating and Corporate Governance Committee, which is responsible for evaluating and recommending director nominees to our board of directors. The Nominating and Corporate Governance Committee will, from time to time, evaluate biographical information and background materials relating to potential candidates and interview selected candidates. The Nominating and Corporate Governance Committee may also use a third-party search firm to identify director candidates in situations where particular qualifications are required or where existing contacts are not sufficient to identify an appropriate candidate.
In considering whether to nominate any particular candidate for election to the board of directors, the Nominating and Corporate Governance Committee has not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, the board of directors will consider each candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest, and ability to act in the interests of our stockholders. The Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees. The Nominating and Corporate Governance Committee and board of directors believe the board of directors possesses the appropriate backgrounds, professional experience, and varied perspectives amongst its members to effectively provide direction and oversight. The Nominating and Corporate Governance Committee also considers whether a potential nominee would satisfy the Nasdaq listing rules’ definition of an independent director and the SEC’s definition of an audit committee financial expert. The Nominating and Corporate Governance Committee does not set specific minimum qualifications or assign specific weights to particular criteria and no particular criterion is a prerequisite for a prospective nominee.
We do not have a formal policy with respect to the consideration of director candidates recommended by our stockholders. Stockholder recommendations relating to director nominees or other proposals may be submitted in accordance with the procedures set forth above under the caption “Deadlines for Stockholder Proposals and Universal Proxy Notice for the 2027 Annual Meeting” in the 2026 Proxy Statement, which is incorporated herein by reference. Any stockholder nominations proposed for consideration should include the nominee’s name and qualifications. Such nominations will be evaluated in the same manner as nominations by members of the board of directors, management, or other parties. Stockholders may also send communications to the board of directors in accordance with the procedures set forth below under “Communicating with the Board of Directors.”
In 2025, the Nominating and Corporate Governance Committee did not engage third-party search firms to assist in identifying and screening potential director candidates. The Nominating and Corporate Governance Committee may use third-party search firms to identify director candidates in the future.
Communicating with the Board of Directors
Stockholders who wish to send communications to the board of directors may do so by writing to the Secretary of Strive, 200 Crescent Ct, Suite 1400, Dallas, TX 75201. The mailing envelope must clearly indicate that the enclosed letter is a “Stockholder-Board Communication.” All such letters must identify the author as a stockholder and include the stockholder’s full name, address, and a telephone number. If the letter is intended for a specific board member, the name of such board member should be noted in the communication. The Secretary will forward any such correspondence to the intended recipient. However, prior to doing so, the Secretary or his designee will review such correspondence and, in his or her discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature or personal grievances, or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the board of directors’ or any individual board member’s consideration.
Board Leadership Structure
Mr. Cole is the Chairman of the board of directors and is our CEO. Having served as the Company’s CEO for almost 3 years, Mr. Cole is extremely knowledgeable about the Company’s business and strategy and, therefore, we believe it is appropriate for him to serve as the Chairman of the board of directors. In addition, Mr. Cole’s service as Chairman of the board of directors allows him to provide strategic input on the type and number of issues proposed for board consideration by helping to set and approve agendas for meetings and helping to ensure appropriate discussion of board level issues.
We do not have a lead independent director or a presiding director. However, the independent directors regularly meet in executive sessions of the board of directors.
Oversight of Risk
Our board of directors oversees our risk management processes directly and through its committees. Our management is responsible for risk management on a day-to-day basis. The role of our board of directors and its committees is to oversee the risk management activities of management. They fulfill this duty by discussing with management the policies and practices utilized by management in assessing and managing risks and providing input on those policies and practices. In general, our board of directors oversees risk management activities relating to business strategy, capital allocation, organizational structure, and certain operational risks. Our Audit Committee oversees risk management activities relating to financial controls, and legal and compliance risks, and coordinates the board of directors’ oversight of cybersecurity risks, and our Compensation Committee oversees risk management activities relating to the Company’s compensation policies and practices. In addition, since risk issues often overlap, committees from time to time can request that the full Board discuss particular risk issues.
Delinquent Section 16(a) Reports
Based solely on Strive’s review of the Section 16(a) reports that have been filed by or on behalf of its officers, directors and persons who own more than 10% of a registered class of Strive’s equity securities, we believe that all such persons complied on a timely basis with all Section 16(a) filing requirements during the fiscal year ended December 31, 2025, except that one Form 3 reporting Mr. Lavish’s initial holdings of Strive upon his appointment to Strive’s board of directors that was filed late due to an administrative delay.
Code of Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to Strive’s principal executive officer, principal financial officer, principal account officer or controller, or persons performing similar functions and such other personnel of Strive’s or its majority-owned subsidiaries as may be designated from time to time by our board of directors. The Code of Ethics is publicly available on the Corporate Governance section of our website, https://investors.strive.com. We intend to disclose any amendments to the Code of Ethics or any waiver from a provision of the Code of Ethics on the Corporate Governance section of our website, https://investors.strive.com. Our Code of Ethics is also included as an exhibit to this Annual Report.
Clawback Policy
The Company has adopted its Compensation Recoupment Policy in compliance with Nasdaq listing rule 5601 and Rule 10D-1 of the Exchange Act effective September 12, 2025. This clawback policy applies to current or former officers of the Company (as defined in Rule 16a-1(f) under the Exchange Act or to the extent Nasdaq listing rule 5608 otherwise provides, such officers as provided under Rule 5608) (“Covered Executive”) and requires us, subject to limited exemptions provided by Nasdaq rules, to act to recover incentive-based compensation erroneously received on or after October 2, 2023 by our current or former Covered Executive and within the three fiscal years preceding the date an accounting restatement is determined to be required. For more information, see our Compensation Recoupment Policy, which is included as an exhibit to this Annual Report.
Insider Trading Policy
Our board of directors has adopted an insider trading policy governing the purchase, sale, disposition and other transactions in our securities by our directors, officers, employees and certain other covered persons. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. The policy prohibits our directors, officers, employees and certain other covered persons from illegally trading in Company securities, including common stock, debt securities, preferred stock and related derivative securities while aware of material non-public information about the Company or its securities. Additionally, Company personnel and related persons are prohibited from trading securities during various times throughout the year, and certain individuals must receive pre-clearance from our certain designated compliance officers prior to engaging in transactions in our securities. Our insider trading policy is filed as an exhibit to this Annual Report.
Item 11. Executive Compensation
The following executive compensation disclosures provide historical compensation information relating to the named executive officers of the Company. In September 2025, Asset Entities, Inc. completed a business combination with Strive Enterprises, Inc. and changed its name to Strive, Inc. In light of the recent transactions, which resulted in Strive Enterprises, Inc. becoming a subsidiary of Asset Entities and the named executive officers of Strive Enterprises, Inc. becoming executive officers of Strive, Inc. (which was previously Asset Entities) at the closing of the transactions, the Company is providing historical executive compensation of the named executive officers with respect to their employment with Strive Enterprises, Inc. for fiscal year 2024 and their employment with Strive, Inc. for fiscal year 2025.

Executive Compensation of Strive, Inc.
The following table sets forth information concerning the compensation paid to the Company’s chief executive officer and our next two most highly compensated executive officer during our fiscal years ended December 31, 2025 and 2024 (collectively referred to as the “NEOs”). We disclose compensation for two NEOs with respect to 2024 because only two of the NEOs were executive officers in 2024. Logan Beirne, Chief Legal Officer joined Strive as an executive officer in February 2025.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)(6)	Total ($)
Matthew Cole	2025	536,900	2,000,000(2)	—	46,900	2,583,000
Chief Executive Officer	2024	415,000	63,000(3)	7,050,275(4)	13,800	7,542,075
Benjamin Pham	2025	397,500	500,000(2)	4,716,662(4)	10,196	5,624,358
Chief Financial Officer	2024	337,500	52,500(3)	1,938,466(4)	9,437	2,337,903
Logan Beirne	2025	381,300	540,000(2)	19,317,803(4)	4,667	20,243,770
Chief Legal Officer	2024	—	—	—	—	—

(1) As further described below, (a) Mr. Cole’s annual base salary for 2025 was initially $420,000 and was increased to $800,000 in connection with Mr. Cole entering into an employment agreement in September 2025, (b) Mr. Pham’s annual base salary for 2025 was initially $350,000 and was increased to $500,000 in connection with Mr. Pham entering into an employment agreement in September 2025 and (c) Mr. Beirne’s annual base salary for 2025 was initially $400,000 and was increased to $500,000 in connection with Mr. Beirne entering into an employment agreement in September 2025. The amounts reflected in this column reflect the actual amount of annual base salary received by each NEO in 2025.
(2) In connection with his appointment as our Chief Executive Officer, Mr. Cole received a special one-time bonus in an amount equal to $2,000,000. In connection with his hiring in February 2025, Mr. Beirne received a one-time signing bonus in an amount equal to $40,000. In addition, Messrs. Pham and Beirne each received a transaction bonus in the amount of $500,000 in connection with the closing of the Asset Entities Merger (as defined below).
(3) These amounts reflect special bonuses paid to Messrs. Cole and Pham as compensation for their relocation from Ohio to Texas. Strive otherwise did not provide any other bonuses to any of the NEOs in 2024.
(4) These amounts represent the aggregate grant date fair value of the Old Strive RSUs and Old Strive RSAs (as defined below) granted to each of the NEOs under the Pre-ASST Transaction Plan and as described in further detail below. The grant date fair value was calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to time-based vesting conditions or performance-based vesting conditions. The amounts reported for the Old Strive RSU and Old Strive RSA awards subject to performance conditions were calculated based on the probable outcome of the performance conditions as of the grant date, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in calculating such grant date fair value are set forth in the notes to Strive’s audited consolidated financial statements included elsewhere in the prospectus of our Form S-4 filed with the Commission on December 3, 2025. Amounts reported do not reflect the actual economic value that may be realized by the applicable NEO.
(5) These amounts represent the aggregate grant date fair value of the New Strive RSUs (as defined below) granted to each of the NEOs under the Pre-ASST Transaction Plan and as described in further detail below. The grant date fair value was calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to time-based vesting conditions or performance-based vesting conditions. The amounts reported for the New Strive RSUs subject to performance conditions were calculated based on the probable outcome of the performance conditions as of the grant date, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in calculating such grant date fair value are set forth in the notes to Strive’s audited consolidated financial statements included elsewhere in the prospectus of our Form S-4 filed with the Commission on December 3, 2025. Amounts reported do not reflect the actual economic value that may be realized by the applicable NEO.
(6) The amounts reported in this column reflect company matching contributions in 2025 under Strive’s 401(k) plan for Mr. Cole ($11,900), Mr. Pham ($10,196) and Mr. Beirne ($4,667). For Mr. Cole only, the amount also reflects personal security costs incurred in 2025.
Elements of Strive’s Executive Compensation Program
For the year ended December 31, 2025, the compensation for each NEO generally consisted of a base salary, special one-time bonuses, restricted stock units and standard employee benefits. These elements (and the amounts of compensation and benefits under each element) were selected because Strive believes they are necessary to help attract and retain executive talent which is fundamental to its success. Below is a more detailed summary of the current executive compensation program as it relates to the NEOs.
Base Salaries
The NEOs receive a base salary to compensate them for services rendered to Strive. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Prior to September 15, 2025, Mr. Cole had an annual base salary of $420,000, Mr. Pham had an annual base salary of $350,000 and Mr. Beirne had an annual base salary of $400,000 in connection with their employment with Strive Enterprises, Inc. Effective September 15, 2025, Mr. Cole’s annual base salary was increased to $800,000, Mr. Pham’s annual base salary was increased to $500,000 and Mr. Beirne’s annual base salary was increased to $500,000, which increase was approved by the board of directors, after consultation with our independent compensation consultant, to provide compensation commensurate with each NEO’s new role as an executive officer of a public company.

Bonuses
In 2025, each named executive officer was eligible to participate in our annual discretionary incentive plan under which cash incentive payments were awarded based on the achievement of key performance metrics as determined by our board of directors. For 2025, Mr. Cole was eligible to receive a bonus of up to 200% of his base salary and Messrs. Pham and Beirne were each eligible to receive a bonus of up to 100% of their respective base salaries, in each case, pursuant to the terms of their employment agreements described below under “—Employment Agreements”.
Annual bonuses for our named executive officers are awarded at the discretion of our board of directors, and are primarily based on our board of directors' general assessment of the bitcoin yield generated, paying interest-bearing liabilities, outperforming broad-based equity indices, and outperforming bitcoin itself over the long run. As of the date of this Annual Report, our board of directors has not yet determined any of our NEO’s annual bonus for 2025.
In addition, in February 2025, Mr. Beirne received a one-time signing bonus in an amount equal to $40,000. In September 2025, Mr. Cole received a special one-time bonus in an amount equal to $2,000,000 in connection with his appointment as the Chief Executive Officer, and each of Messrs. Pham and Beirne received a transaction bonus in the amount of $500,000 in connection with the closing of the Asset Entities Merger (as defined below).
2025 Equity Grants
In September 2025, Strive granted Messrs. Pham and Beirne restricted stock units pursuant to the terms and conditions of the Pre-ASST Transaction Plan. Messrs. Pham and Beirne were granted awards of restricted stock units that settle in shares of Class A Common Stock of the Company granted pursuant to the Pre-ASST Transaction Plan (the “New Strive RSUs”) that vest upon the satisfaction of a “time condition”. The time condition applicable to the New Strive RSUs is satisfied as follows: (i) 33% of the New Strive RSUs vesting on the first anniversary of the grant date and (ii) 8.33% of the New Strive RSUs vesting on the nearest quarter-end date prior to the next eight quarterly anniversaries thereafter, such that the New Strive RSUs will vest on March 31, June 30, September 30 or December 31, as applicable, in each case subject to the NEO’s continued service to the Company on each applicable vesting date and otherwise subject to the terms and conditions set forth in the form of the RSU award agreement. In the event the NEO’s employment is involuntarily terminated for any reason other than for “cause” within 12 months following the consummation of a “change in control” (each term as defined in the applicable award agreement), the New Strive RSUs will become fully vested.
Other Elements of Compensation
Defined Contribution Plan
Strive maintains a 401(k) defined contribution retirement savings plan for its employees in the United States who satisfy certain eligibility requirements, including the NEOs. The NEOs are eligible to participate in the 401(k) plan on the same terms as other U.S. full-time employees, including matching employer contributions equal to 100% of the first 3% of the employees’ contribution and 50% of the next 2% of the employees’ contribution.
Employee Benefits
All of Strive’s full-time employees in the United States, including the NEOs, are eligible to participate in health and welfare plans, including medical, dental and vision benefits, medical and dependent care, flexible spending accounts, short-term and long-term disability insurance and life insurance.
Personal Security
As a result of Mr. Cole’s high profile as the Chief Executive Officer, we have provided an executive protection security detail to Mr. Cole. Security includes the use of a leased vehicle and driver, who is also a member of the security detail. The costs of this benefit attributable to security at his residence or any other amounts required to be disclosed are reported in our “Summary Compensation Table” above.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning outstanding equity awards for our named executive officers as of the end of our fiscal year ended December 31, 2025. Pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated as of June 27, 2025, by and among Strive (which was, until September 12, 2025, known as Asset Entities Inc.), Alpha Merger Sub, LLC, an Ohio limited liability company and wholly-owned subsidiary of Strive, and Strive Enterprises, Inc., an Ohio corporation, Strive Enterprises, Inc., completed the reverse acquisition of Asset Entities, Inc. (“Asset Entities”) on September 12, 2025, and continued as the surviving entity. Upon the consummation of the Asset

Entities Merger (“Closing”), (i) each outstanding share Class B Common Stock of Strive Enterprises, Inc. (the “Old Strive Class B Shares”) held by the NEO as of the Closing was converted into the right to receive a number of shares of Class B Common Stock of the Company (the “New Strive Class B Shares”) equal to the product, rounded down to the nearest whole share, obtained by multiplying (x) the number of Old Strive Class B Shares by (y) a ratio equal to 70.9470650 (the “Exchange Ratio”), (ii) each outstanding restricted stock unit in respect of Old Strive Class B Shares held by the NEO as of the Closing (each, an “Old Strive RSU”) was converted into an award of restricted stock units with respect to a number of New Strive Class B Shares (which automatically converted into shares of Class A Common Stock of the Company (the “New Strive Class A Shares”) upon the transfer thereof) (each, a “Converted Strive RSU”) equal to the product, rounded down to the nearest whole share, obtained by multiplying (x) the number of Old Strive RSUs held by the NEO by (y) the Exchange Ratio, which such Converted Strive RSUs remain subject to the same terms and conditions as were applicable to the corresponding Old Strive RSU and (iii) each outstanding award of restricted shares with respect to Old Strive Class B Share held by the NEO as of the Closing (each, an “Old Strive RSA”) was converted into an award of restricted shares with respect to New Strive Class B Shares (which automatically converted into New Strive Class A Shares upon the transfer thereof) (each, a “Converted Strive RSA”) equal to the product, rounded down to the nearest whole share, obtained by multiplying (x) the number of Old Strive RSA held by the NEO by (y) the Exchange Ratio, which such Converted Strive RSAs remain subject to the same terms and conditions as were applicable to the corresponding Old Strive RSA.
The market value of the equity awards set forth below is based on the closing price of our Class A Common Share as of December 31, 2025, the last trading day of 2025, which was $0.7380 ($14.76 on a split-adjusted basis).

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Matthew Cole(2)	—	—	—
Benjamin Pham	7/8/2024	101,963(3)	1,504,963
	9/15/2025	27,778(4)	410,000
Logan Beirne	9/15/2025	111,112(4)	1,640,000

(1) The number of units reflected in this column have been adjusted to account for the 1-for-20 reverse stock split.
(2) In connection with the Closing, each of the time-vesting condition and the performance vesting condition of the Converted Strive RSUs held by Mr. Cole was deemed to have been achieved and all of then-outstanding Converted Strive RSUs held by Mr. Cole became vested as of September 12, 2025. Mr. Cole has not been granted any equity awards since the Closing.
(3) Reflects the grant of Converted Strive RSUs outstanding under the Pre-ASST Transaction Plan that vest upon the satisfaction of both a “time condition” and a “performance condition.” The time condition applicable to the Converted Strive RSUs is satisfied as follows: (i) 25% of the Converted Strive RSUs satisfy the time condition on the first anniversary of the Converted Strive RSU grant date and (ii) the remaining 75% of the Converted Strive RSUs satisfy the time condition in 12 equal quarterly installments thereafter (with the vesting dates always being on March 31, June 30, September 30 or December 31, as applicable), in each case subject to the NEO’s continuous service through the applicable vesting date. The performance condition will be satisfied on the earlier to occur of (i) a “liquidity event” or (ii) an “IPO” (each term as defined in the applicable award agreement) prior to the expiration date of the Converted Strive RSUs, which is eight years from the grant date. The performance condition was deemed fully satisfied in connection with the Asset Entities Merger. If both the time condition and performance condition have not been satisfied before the expiration date, the Converted Strive RSUs will expire on the expiration date. The number of Converted Strive RSUs reflected in the table above assumes full attainment of the time condition and performance condition. In the event the NEO’s employment is involuntarily terminated for any reason other than for “cause” within 12 months following the consummation of a “change in control” (each term as defined in the applicable award agreement), the Converted Strive RSUs will become fully vested.
(4) These New Strive RSUs vest as follows: 33% vests on the first anniversary of the grant date and the remainder vests as to 8.33% on a quarterly basis (with the vesting dates always being on March 31, June 30, September 30 or December 31, as applicable), in all cases subject to the NEO’s continued employment through each applicable vesting date.
Employment Agreements
Executive Employment Agreements
Cole Employment Agreement
During the first portion of the 2025 fiscal year (ending September 15, 2025), Mr. Cole was party to an employment agreement with Strive, dated May 19, 2022 (the “Old Cole Employment Agreement”), which provided for at-will employment and no specified term of employment. The Old Cole Employment Agreement provided for annual base salary (which was $420,000 until September 15, 2025), a discretionary bonus, the amount and terms of which were in the sole and absolute discretion of the board of directors and eligibility to receive discretionary equity incentive awards under the Pre-ASST Transaction Plan, as determined in the sole discretion of the board of directors.
Pursuant to the Old Cole Employment Agreement, in the event Mr. Cole’s employment was terminated for any reason, Mr. Cole was not entitled to any payments in the nature of severance or termination payments other than any accrued but unpaid salary and vacation, reimbursement for unreimbursed business expenses and vested employee benefits (including equity compensation) to which Mr. Cole would have been entitled as of the date of termination.

The Old Cole Employment Agreement also contained customary perpetual confidentiality and non-disparagement covenants, as well as, for a period of twenty-four (24) months following termination of Mr. Cole’s employment with Strive, covenants not to compete and not to solicit customers and services provider covenants.
Pham Employment Agreement
During the first portion of the 225 fiscal year (ending September 15, 2025), Mr. Pham was party to an amended and restated employment agreement with Strive, dated March 1, 2022 (the “Old Pham Employment Agreement”), which provided for at-will employment and no specified term of employment. The Old Pham Employment Agreement provided for agreement annual base salary (which was $350,000 until September 15, 2025), a discretionary bonus, the amount and terms of which were in the sole and absolute discretion of the board of directors and eligibility to receive discretionary equity incentive awards under the Pre-ASST Transaction Plan, as determined in the sole discretion of the board of directors. Mr. Pham was also entitled to participate in the employee benefit plans and programs as provided by Strive to similarly situated full-time employees from time to time.
Pursuant to the Old Pham Employment Agreement, in the event Mr. Pham’s employment was terminated without “cause” or Mr. Pham resigns for “good reason” (each as defined in the Old Pham Employment Agreement ), then, subject to Mr. Pham’s timely execution and non-revocation of a release of claims and continued compliance with applicable restrictive covenants, Mr. Pham would have been entitled to receive (i) a lump sum payment equal to 3 months of base salary for the year in which the date of termination occurs and (ii) monthly reimbursement of COBRA premiums (less active employee rates) for 18 months following the date of his termination (or, if earlier, until the date Mr. Pham became eligible for substantially similar coverage from another employer or other source).
In addition, in the event Mr. Pham’s employment was terminated without cause or Mr. Pham resigned for good reason within 24 months following a “change in control” (as defined in the Old Pham Employment Agreement), then, subject to Mr. Pham’s timely execution and non-revocation of a release of claims and continued compliance with applicable restrictive covenants, Mr. Pham would have been entitled to receive (i) a prorated bonus, if any, that Mr. Pham would have earned for the period in which the termination date occurs (or if greater, the period in which the change in control occurs) and (ii) monthly reimbursement of COBRA premiums (less active employee rates) for 18 months following the date of his termination (or, if earlier, until the date Mr. Pham becomes eligible for substantially similar coverage from another employer or other source).
The Old Pham Employment Agreement also contained customary perpetual confidentiality and non-disparagement covenants, as well as, for a period of twelve (12) months following termination of Mr. Pham’s employment with Strive, a non-compete covenant and a covenant not to solicit customers, and, for a period of twenty-four (24) months following termination of Mr. Pham’s employment with Strive, a covenant not to solicit employees.
Executive Employment Agreements Following the Asset Entities Merger
On September 15, 2025, Strive entered into Executive Employment Agreements (each, a “New Employment Agreement,” and together, the “New Employment Agreements”) with each NEO as described below.
Position and Term
Pursuant to the terms of the New Employment Agreements, Mr. Cole serves as the Company’s Chief Executive Officer, Mr. Pham serves as the Company’s Chief Financial Officer and Mr. Beirne serves as the Company’s Chief Legal Officer. The term of each of the NEOs’ employment commenced on September 12, 2025, and will be of an indefinite duration and may be terminated by either Strive or the NEO for any reason upon 30 days’ prior written notice.
Compensation
Mr. Cole’s New Employment Agreement provides for an annual base salary of $800,000 and an annual performance-based bonus with a target of 200% of base salary, subject to achievement of performance metrics to be determined by the board of directors in consultation with Mr. Cole. Mr. Cole’s New Employment Agreement also provides that Mr. Cole may participate in the Pre-ASST Transaction Plan (together with any successor stockholder approved plan, the “Equity Incentive Plan”) subject to the terms of such plan, as determined by the board of directors in its sole discretion. Additionally, Mr. Cole’s New Employment Agreement provides (i) for a one-time transaction bonus in connection with the closing of the Asset Entities Merger, in an amount equal to $2,000,000 and (ii) subject to the applicable approvals (including stockholder approval of the applicable action with respect to the Equity Incentive Plan) and Mr. Cole’s continued employment through Strive’s next annual stockholders meeting, for the grant of time-vesting restricted stock units with a value of $17,000,000, with the number of shares underlying the restricted stock unit award to be determined based on the average closing price of Strive Common Stock for the six month period beginning the day after the closing of the Asset Entities Merger (the “Future CEO Grant”), with the Future CEO Grant to vest in five substantially equal installments on each of the first five anniversaries of the closing of the Asset Entities Merger, subject to Mr. Cole’s continued employment through each vesting date; provided that the vesting will be accelerated upon a Change in Control (as defined in the Equity Incentive Plan) or a termination of Mr. Cole’s employment by Strive without Cause, by Mr. Cole with Good Reason or due to death or Disability (each such term as defined in Mr. Cole’s New Employment Agreement).
Mr. Pham’s New Employment Agreement and Mr. Beirne’s New Employment Agreement provide for an annual base salary of $500,000 and an annual performance-based bonus with a target of 100% of base salary, subject to achievement of performance metrics to be determined by the board of directors in consultation with Mr. Cole. Mr. Pham’s New Employment Agreement and Mr. Beirne’s New Employment Agreement also provide that Messrs. Pham and Beirne may participate in the Equity Incentive Plan, subject to the terms of such plan, as determined by the board of directors in its sole discretion.
Each of the NEOs are also entitled to participate in Strive’s employee benefit plans, perquisites and vacation scheme as are made generally available from time to time to executives of Strive. Strive shall also reimburse each of the NEOs for all reasonable and necessary business, entertainment and travel expenses incurred in the performance of their respective job duties. In addition, Strive will provide each of the NEOs with life insurance policy naming each of the NEO’s respective designated beneficiary or beneficiaries as the sole beneficiary or beneficiaries (which, for Mr. Cole, will provide for a death benefit of no less than $4,800,000). Mr. Cole’s New Employment Agreement also provides that Strive will provide him with appropriate security services at a maximum annual amount of $250,000 per year, subject to review by the board of directors for potential increase.
Payment in Connection with Termination of Employment
For a description of payments and benefits payable to the NEOs pursuant to the New Employment Agreements in connection with termination of their employment, see the section entitled “Potential Payments Upon Termination or Change in Control” below.
Potential Payments Upon Termination or Change in Control
Where a NEO’s employment is terminated by Strive for Cause (as defined in the Employment Agreements), or by the NEO voluntarily without Good Reason (as defined in the Employment Agreements), Strive shall pay to the terminating NEO any accrued but unpaid base salary and accrued but unused vacation, unreimbursed business expenses properly incurred by the NEO and employee benefits (including equity compensation), if any, to which the NEO may be entitled under Strive’s employee benefit plans as of the date of termination of employment (collectively, the “Accrued Amounts”).
If a NEO’s employment is terminated on account of the NEO’s death or Disability (as defined in the Employment Agreements), Strive shall pay to the NEO the Accrued Amounts and, subject to the NEO’s (or, if applicable, NEO’s estate or beneficiaries) timely execution and non-revocation execution of a release of claims in favor of Strive (the “Release”), (i) a prorata portion of the NEO’s bonus for the year in which termination of employment occurs based on actual achievement of the applicable performance goals during the year of termination of employment (the “Prorata Bonus”), (ii) full vesting of all equity awards that vest solely based on continued service with Strive (the “Service-Based Equity Acceleration”), (iii) vesting of all equity awards that vest based on the attainment of performance goals based on actual performance for any open performance periods (the “Performance-Based Equity Acceleration”), (iv) the NEO’s estate and/or beneficiaries elects continued health benefits coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), reimbursement of the cost of the premiums for such coverage for the NEO’s dependents for (x) in the case of NEO’s death, 36 months following the NEO’s death and (y) in the case of NEO’s Disability, 24 months following the date on which NEO’s employment terminated due to Disability and (iv) continued indemnification under Strive’s director and officer’s liability insurance for a period of six years following the termination date (the “D&O Coverage Continuation”). If a NEO’s employment with Strive terminates due to the NEO’s Disability resulting from an intentional violent act of a third party targeting the NEO, subject to the NEO’s (or, if applicable, the NEO’s estate or beneficiaries) timely execution and non-revocation of the Release, the NEO will receive an additional payment equal to one times (or, in the case of Mr. Cole, one and a half times) base salary and the NEO’s target annual bonus.
If a NEO’s employment is terminated by Strive without Cause, or by the NEO for Good Reason, Strive shall pay the terminating NEO the Accrued Amounts, and, subject to the timely execution and non-revocation of the Release, the NEO will also be entitled to receive: (i) a lump sum payment in an amount equal to (x) for Mr. Cole, two times the sum of Mr. Cole’s base salary and target annual bonus for the year in which the termination date occurs and (y) for Messrs. Pham and Beirne, one times the sum of their respective base salary and target annual bonus for the year in which the termination date occurs, (ii) the Prorata Bonus, (iii) a payment equal to any earned but unpaid annual bonus with respect to any completed fiscal year immediately preceding the termination date that will be paid on the same date as payments for annual bonuses are made to similarly situated NEOs (the “Prior Year Bonus”), (iv) the Service-Based Equity Acceleration, (v) the Performance-Based Equity Acceleration and (vi) if the NEO elects continued health benefits coverage under COBRA, reimbursement of the cost of the premiums for such coverage for the NEO and their dependents (x) for Mr. Cole, for 24 months following Mr. Cole’s termination of employment and (y) for Messrs. Pham and Beirne, for 12 months following their respective termination.
If a NEO’s employment is terminated by Strive without Cause, or by the NEO for Good Reason, in each case within 24 months immediately following a Change in Control, Strive shall pay to the terminating NEO the Accrued Amounts, and subject to the timely execution and non-revocation of the Release, the NEO will be entitled to receive: (i) a lump sum payment in an amount equal to (x) for Mr. Cole, three times the sum of Mr. Cole’s base salary and target annual bonus for the year in which the termination date occurs and (y) for Messrs. Pham and Beirne, two times the sum of their respective base salary and target annual bonus for the year in which the termination date occurs, (ii) the Prior Year Bonus, (iii) the Prorata Bonus, (iv) the Service-Based Equity Acceleration, (v) vesting of all equity awards that vest based on the attainment of performance goals at the greater of target and actual performance for any open performance periods and (vi) if the NEO elects continued health benefits coverage under COBRA, reimbursement of the cost of the premiums for such coverage for the NEO and their dependents (x) for Mr. Cole, for 36 months following Mr. Cole’s termination of employment and (y) for Messrs. Pham and Beirne, for 24 months following their respective termination.
DIRECTOR COMPENSATION
The following director compensation disclosures provide compensation information relating to the non-employee directors of both Strive, Inc. and Asset Entities in respect of the fiscal year ended December 31, 2025. In light of the Asset Entities Merger which was consummated on September 12, 2025 (the “Closing Date”), the Company is providing compensation information of both the Asset Entities’ non-employee directors and Strive, Inc.’s non-employee directors.
Compensation of Strive’s Directors
In connection with the Asset Entities Merger, Strive entered into director appointment letters with each of its non-employee directors (the “Strive Director Appointment Letters”), which provide for an annual cash retainer of $100,000. In addition, pursuant to the Strive Director Appointment Letters, each non-employee director who serves on the audit committee, compensation committee or nominating committee of the board of directors are eligible for an additional annual cash retainer for their service on a committee as follows: (i) $30,000 for service as the audit committee chair and $15,000 for service as an audit committee member, (ii) $20,000 for service as the nominating and corporate governance committee chair and $10,000 for service as a nominating and corporate governance committee member, and (iii) $25,000 for service as the compensation committee chair and $12,500 for service as a compensation committee member. On November 13, 2025, pursuant to the Strive Director Appointment Letters, each non-employee director was granted an initial equity award of 296,296 New Strive RSUs under the Pre-ASST Transaction Plan, which will vest on the first anniversary of the date on which the non-employee director is appointed as a director of the board of directors, subject to the non-employee director’s continued service through that date. For each year following 2025, under the Strive Director Appointment Letters, each non-employee director will receive an annual equity award of restricted stock units under the Pre-ASST Transaction Plan (or any successor stockholder approved plan) with a grant date fair market value of $200,000, determined as of the date of Strive’s annual meeting for the applicable year.
Compensation of Asset Entities’ Directors
Prior to the Closing of the Asset Entities Merger, each of the non-employee directors of Asset Entities had entered into an Independent Director Agreement with Asset Entities (each, an “Independent Director Agreement”). Under each Independent Director Agreement, each non-employee director was eligible to receive an annual cash fee and an initial award of restricted Asset Entities Class B Common Stock. Asset Entities was to pay the annual cash compensation fee to each non-employee director in four equal installments no later than the fifth business day of each calendar quarter commencing in the quarter following the date of the director’s appointment. The cash fee to be paid to each independent director was to be $40,000 per year in cash, plus $9,000 per year for as long as the director serves as a chairman of a committee of the Asset Entities Board of Directors. In addition, under each Independent Director Agreement, 1,800 restricted shares of Asset Entities Class B Common Stock were awarded to each non-employee director following each director’s appointment. The restricted stock would have vested in four equal quarterly installments commencing in the quarter following the date of grant. Asset Entities was also to reimburse each independent director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the director’s duties for Asset Entities. As also required under each Independent Director Agreement, Asset Entities had separately entered into a standard indemnification agreement with each director.

DIRECTOR COMPENSATION TABLE
The following table sets forth compensation paid to or earned by the individuals who served as non-employee directors of the Company or as directors of Asset Entities during 2025. On September 22, 2025, the Company and Semler Scientific, Inc. (“Semler Scientific”) entered into an Agreement and Plan of Merger (as amended on December 3, 2025, the “Merger Agreement”), that provides for the combination of the two companies whereby Strive Merger Sub, Inc. (“Merger Sub”) will merge with and into Semler Scientific with Semler Scientific as the surviving corporation of the Merger (the “Semler Scientific Merger”). In connection with the Semler Scientific Merger, which was consummated on January 16, 2026, Mr. Semler was appointed to the board of directors as of January 16, 2026. Mr. Semler is not included in the following table as he was not a director of the Company or Asset Entities during 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Avik Roy	46,667(1)	320,000(2)	366,667
Pierre Rochard	44,479(1)	320,000(2)	364,479
Shirish Jajodia	29,167(1)	320,000(2)	349,167
James A. Lavish	32,917(1)	320,000(2)	352,917
Jonathan R. Macey	31,667(1)	320,000(2)	351,667
Mahesh Ramakrishnan	32,292(1)	320,000(2)	352,292
Arshia Sarkhani(3)	547,917	6,288,883	6,836,800
Kyle Fairbanks(4)	306,250	1,572,221	1,878,471
Michael Gaubert(5)	745,000	—	745,000
Richard A. Burton	25,000(6)	—	25,000
John A. Jack II	25,000(6)	—	25,000
Scott K. McDonald	25,000(6)	—	25,000
David Reynolds	25,000(6)	—	25,000
Benjamin Werkman(7)	5,729	—	5,729

(1) Each non-employee director of Strive has entered into a Strive Director Appointment Letter, which provides for an annual cash retainer of $100,000. In addition, pursuant to the Strive Director Appointment Letters, each non-employee director who serves on the audit committee, compensation committee or nominating committee of the board of directors are eligible for an additional annual cash retainer for their service on a committee as follows: (i) $30,000 for service as the audit committee chair and $15,000 for service as an audit committee member, (ii) $20,000 for service as the nominating and corporate governance committee chair and $10,000 for service as a nominating and corporate governance committee member, and (iii) $25,000 for service as the compensation committee chair and $12,500 for service as a compensation committee member. The amounts reflected in this column reflect the actual amount of the annual cash retainer received by each non-employee director of Strive in 2025.
(2) On November 13, 2025, pursuant to the Strive Director Appointment Letters, each non-employee director of Strive was granted an initial equity award of 296,296 New Strive RSUs under the Pre-ASST Transaction Plan, which will vest on the first anniversary of the date on which the non-employee director is appointed as a director of the board of directors, subject to the non-employee director’s continued service through that date. These amounts represent the aggregate grant date fair value of the New Strive RSUs granted to each of the non-employee directors of Strive under the Pre-ASST Transaction Plan and as described in further detail above. The grant date fair value was calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to time-based vesting conditions. Amounts reported do not reflect the actual economic value that may be realized by the applicable non-employee director.
(3) Prior to the Closing Date, Mr. Sarkhani served as Chief Executive Officer and Director of Asset Entities. Effective as of the Closing Date, Mr. Sarkhani was appointed as Chief Marketing Officer and Director of Strive. As an employee director, Mr. Sarkhani did not earn any compensation with respect to his service as a director at either Strive or Asset Entities. The amounts reported for Mr. Sarkhani in this table reflect his compensation with respect to his employment with Asset Entities before the Closing Date and with Strive following such date. In connection with his employment as Chief Executive Officer of Asset Entities, Mr. Sarkhani was paid an annual base salary of $240,000 and a discretionary bonus of $275,000. Mr. Sarkhani was not granted any stock awards with respect to Asset Entities common stock in 2025. In connection with his employment as Chief Marketing Officer of Strive, Mr. Sarkhani was paid an annual base salary of $350,000. The amounts reported for the “Fees Earned or Paid in Cash” column reflect the actual amount of annual base salary received by Mr. Sarkhani, prorated for his service with the respective company before and after the Closing Date. In addition, on September 12, 2025, Mr. Sarkhani was granted New Strive RSUs. The grant date fair value of this award was calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to time-based vesting conditions or performance-based vesting conditions. Amounts reported do not reflect the actual economic value that may be realized by the grantee.
(4) Prior to the Closing Date, Mr. Fairbanks served as Executive Vice-Chairman, Chief Marketing Officer and Director of Asset Entities. Effective as of the Closing Date, Mr. Fairbanks was appointed as Director, Marketing of Strive. As an employee director, Mr. Fairbanks did not earn any compensation with respect to his service as a director at Asset Entities. The amounts reported for Mr. Fairbanks in this table reflect his compensation with respect to his employment with Asset Entities before the Closing Date and with Strive following such date. In connection with his employment as Executive Vice-Chairman and Chief Marketing Officer of Asset Entities, Mr. Fairbanks was paid an annual base salary of $240,000 and a discretionary bonus of $85,000. Mr. Fairbanks was not granted any stock awards with respect to Asset Entities common stock in 2025. In connection with his employment as Director, Marketing of Strive, Mr. Fairbanks was paid an annual base salary of $150,000. The amounts reported for the “Fees Earned or Paid in Cash” column reflect the actual amount of annual base salary received by Mr. Fairbanks, prorated for his service with the respective company before and after the Closing Date. In addition, on September 12, 2025, Mr. Fairbanks was granted New Strive RSUs. The grant date fair value of this award was calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to time-based vesting conditions or performance-based vesting conditions. Amounts reported do not reflect the actual economic value that may be realized by the grantee.
(5) Prior to the Closing Date, Mr. Gaubert served as Executive Chairman and Director of Asset Entities. As an employee director, Mr. Gaubert did not earn any compensation with respect to his service as a director at Asset Entities. In connection with his employment as Executive Chairman of Asset Entities, Mr. Gaubert was paid an annual base salary of $240,000 and a discretionary bonus of $325,000. The amounts reported for the “Fees Earned or Paid in Cash” column reflect the actual amount of annual base salary received by Mr. Gaubert, prorated for his service with Asset Entities before the Closing Date. In addition, in connection with his resignation as Executive Chairman of Asset Entities, Mr. Gaubert was paid a separation fee of $240,000 pursuant to the terms of his engagement letter with Asset Entities, dated March 27, 2025.
(6) Under each Independent Director Agreement, each non-employee director of Asset Entities was entitled to receive an annual cash fee of $40,000 per year. The amounts reflected in this column reflect the actual amount of the annual cash fee received by each non-employee director of Asset Entities in 2025 for their service up to the closing of the Asset Entities Merger.

(7) On October 5, 2025, in connection with his appointment as Chief Investment Officer of the Company, Mr. Werkman resigned from the board of directors, effective October 5, 2025. The portion of annual cash retainer earned by Mr. Werkman in connection with his service as a director in 2025 was $5,729. Mr. Werkman did not receive any stock awards in connection with his service as a director in 2025.
Item 12. Security and Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item has been included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which was filed with the SEC on March 16, 2026, and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The following includes a summary of transactions since January 1, 2025, including those transactions entered into by the Company prior to the reverse acquisition by Strive Enterprises, Inc., to which we have been a party in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our average total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements. We also describe below certain other transactions with our directors, executive officers and stockholders.
•In connection with the Asset Entities Merger, which closed on September 12, 2025, Strive entered into the Shareholders Agreement (the “Shareholders Agreement”) with Vivek Ramaswamy and affiliated entities, Matthew Cole, Benjamin Pham, Logan Beirne, Virtuous Industries, LLC and Liberty Pier Foundation (the “Controlling Shareholders”). The Shareholders Agreement remains in effect and provides the Controlling Shareholders with certain board nomination and voting rights, as well as the ability to require the combined company to elect controlled company status under the rules of The Nasdaq Stock Market LLC, for so long as they collectively beneficially own at least 50% of the voting power of our outstanding Common Stock. Pursuant to a joinder dated November 17, 2025, Virtuous Industries, LLC and Liberty Pier Foundation became parties to the Shareholders Agreement. At the closing of the Asset Entities Merger, Strive also entered into a Registration Rights Agreement with the Controlling Shareholders providing them with customary registration rights and subjecting certain holders to lock-up and market stand-off restrictions.
•In connection with the Company's issuance of Class A Common Stock and warrants to purchase Class A Common Stock on September 12, 2025, each of Matthew Cole, Benjamin Pham and Logan Beirne, who serve as executive officers and directors of Strive, Inc., entered into subscription agreements with Strive and Asset Entities, pursuant to which each purchased shares of Strive, Inc. Class A Common Stock and warrants. Specifically, Mr. Cole, Mr. Pham, and Mr. Beirne purchased such securities for an aggregate purchase price of $250,000, $100,000, and $100,000, respectively.
•Mr. Lavish is Managing Director of certain funds associated with Bitcoin Opportunity Fund that purchased an aggregate of 1,111,111 shares of our Class A Common Stock and 1,111,111 PIPE Traditional Warrants through the funds’ participation in the PIPE Financing Transactions. Mr. Lavish holds immaterial limited partnership interests in the funds’ interests in Strive but may be deemed, as a result of his general partnership interests in the funds, to have a material interest in the future performance of the funds’ investment in Strive.
•On November 5, 2025, the Company entered into an underwriting agreement with Barclays Capital Inc. and Cantor Fitzgerald & Co., as the joint book-running managers and representatives of the several underwriters, relating to the issuance and sale in an underwritten offering registered under the Securities Act of 2,000,000 shares of our SATA Stock, at a public offering price of $80.00 per share (the “SATA IPO”). As part of the SATA IPO, at the Company’s request, the underwriters reserved up to 100,000 shares of SATA Stock for sale at the public offering price through a directed share program to certain of the Company’s employees, officers and directors based in the United States, and their friends and family members, and certain other individuals identified by management. Under the directed share program, Vivek Ramaswamy, who beneficially owned more than 5% of our Class B Common Stock at the time of the offering and is a Principal Stockholder under our Amended and Restated Articles of Incorporation purchased 15,625 shares of SATA Stock for $1.25 million.
Except as may be the case with respect to the matters discussed in the preceding paragraphs, there have been no related person transactions required to be reported pursuant to rules or regulations promulgated by the Exchange Act since the beginning of 2025.
Review, Approval or Ratification of Transactions with Related Persons
Our board of directors has adopted a related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 (or if we are a “smaller reporting company” at such time, the lesser of (x) $120,000 or (y) 1% of our average total assets at year-end for the last two completed fiscal years) and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.
Item 14. Principal Accountant Fees and Services
The information required by this item has been included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which was filed with the SEC on March 16, 2026, and is incorporated by reference herein.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this Annual Report:
(b)    Exhibits
We hereby file as part of this Annual Report the exhibits listed in the Index to the Exhibits.
(c)    Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or notes thereto.
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Strive, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Strive, Inc. and subsidiaries (the Company, Successor) as of December 31, 2025 and Strive Enterprises, Inc. (Predecessor) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the periods from September 12, 2025 through December 31, 2025 (Successor), January 1, 2025 through September 11, 2025 (Predecessor) and January 1, 2024 through December 31, 2024 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and Predecessor as of December 31, 2024, and the results of its operations and its cash flows for the periods from September 12, 2025 through December 31, 2025 (Successor), January 1, 2025 through September 11, 2025 (Predecessor) and January 1, 2024 through December 31, 2024 (Predecessor), in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company's auditor since 2023.
Columbus, Ohio
March 19, 2026

STRIVE, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
	(Successor)	(Predecessor)

Assets:
Current assets:
Cash and cash equivalents	$67,499	$6,155
Short-term investments	—	16,755
Prepaid expenses	2,708	351
Other current assets	1,569	500
Total current assets	71,776	23,761
Digital assets, at fair value	668,486	—
Property and equipment, net	778	951
Intangible assets, net	355	187
Right-of-use lease assets	4,037	1,786
Other non-current assets	95	1,512
Total assets	$745,527	$28,197

Liabilities:
Current liabilities:
Compensation and benefits payable	$164	$1,112
Accounts payable and other liabilities	8,560	2,227
Dividends payable	2,053	—
Total current liabilities	10,777	3,339
Operating lease liabilities	3,512	1,516
Total liabilities	14,289	4,855

Mezzanine equity:
Variable Rate Series A Preferred Stock, $0.001 par value; 20,000,000 and 0 shares authorized, 2,012,729 and 0 shares issued and outstanding, $201.3 million and $0 redemption value and liquidation preference as of December 31, 2025 and December 31, 2024, respectively	148,802	—
Total mezzanine equity	148,802	—

Stockholders’ equity:
Predecessor preferred stock, $0.00001 par value; 0 and 1,161,650 shares authorized, 0 and 1,158,802 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	72,488
Predecessor Class A common stock, $0.00001 par value; 0 and 2,000,000 shares authorized, 0 and 2,000,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Predecessor Class B common stock, $0.00001 par value; 0 and 2,339,765 shares authorized, 0 and 400,970 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Successor Class A common stock, $0.001 par value; 22,200,000,000 and 0 shares authorized, 34,936,745 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	699	—
Successor Class B common stock, $0.001 par value; 1,050,000,000 and 0 shares authorized, 9,776,540 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	196	—
Additional paid-in capital	1,055,595	—
Accumulated deficit	(474,054)	(49,146)
Total stockholders’ equity	582,436	23,342
Total liabilities, mezzanine equity, and stockholders' equity	$745,527	$28,197
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Successor	Predecessor
	Period from September 12, 2025 to December 31, 2025	Period from January 1, 2025 to September 11, 2025	Year Ended December 31, 2024
Revenues:
Investment advisory fees	$1,495	$4,187	$3,592
Other revenue	17	35	58
Total revenues	1,512	4,222	3,650

Operating expenses:
Fund management and administration	1,867	4,250	4,867
Employee compensation and benefits	27,639	7,222	9,135
General and administrative expense	3,681	4,229	11,248
Marketing and advertising	151	231	862
Depreciation and amortization	71	149	192
Total operating expenses	33,409	16,081	26,304

Investment gains/(losses):
Net unrealized loss on digital assets, at fair value	(194,508)	—	—
Other derivative loss	(14,731)	—	—
Net investment gains/(losses)	(209,239)	—	—

Net operating loss	(241,136)	(11,859)	(22,654)

Other income/(expense):
Other income	723	586	795
Transaction costs	(12,400)	(15,717)	—
Gain on lease remeasurement	—	—	279
Goodwill and intangible asset impairment	(140,785)	—	—
Total other income/(expense)	(152,462)	(15,131)	1,074

Net loss before income taxes	(393,598)	(26,990)	(21,580)
Income tax benefit/(expense)	—	—	—
Net loss	$(393,598)	$(26,990)	$(21,580)
Dividends on preferred stock	(4,320)	—	—
Net loss attributable to common stockholders	$(397,918)	$(26,990)	$(21,580)

Weighted average number of common shares outstanding:
Basic (1)	43,997,862	2,299,243	2,213,424
Diluted (1)	43,997,862	2,299,243	2,213,424

Net loss per common share:
Basic (1)	$(9.04)	$(11.74)	$(9.75)
Diluted (1)	$(9.04)	$(11.74)	$(9.75)
(1) Basic and diluted earnings per common share for Class A and Class B common stock are the same.
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

Predecessor
	Mezzanine Equity		Stockholders' Equity
	Successor Perpetual		Predecessor		Predecessor Class A		Predecessor Class B		Successor Class A		Successor Class B		Additional	Retained Earnings/	Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Equity
Balance at December 31, 2023	—	$—	787,598	$43,624	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(27,566)	$16,058
Net proceeds from sale of preferred stock	—	—	372,257	28,949	—	—	—	—	—	—	—	—	—	—	28,949
Redemption of preferred stock	—	—	(1,053)	(85)	—	—	—	—	—	—	—	—	—	—	(85)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,580)	(21,580)
Balance at December 31, 2024	—	$—	1,158,802	$72,488	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(49,146)	$23,342
Redemption of preferred stock	—	—	(1,238)	(500)	—	—	—	—	—	—	—	—	—	—	(500)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(26,990)	(26,990)
Balance at September 11, 2025	—	$—	1,157,564	$71,988	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(76,136)	$(4,148)

Successor
	Mezzanine Equity		Stockholders' Equity
	Successor Perpetual		Predecessor		Predecessor Class A		Predecessor Class B		Successor Class A		Successor Class B		Additional	Retained Earnings/	Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Equity
Balance at September 12, 2025	—	$—	1,157,564	$71,988	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(76,136)	$(4,148)
Conversion of Predecessor shares for Strive, Inc. Class B common stock	—	—	(1,157,564)	(71,988)	(2,000,000)	—	(400,970)	—	—	—	12,445,578	249	71,739	—	—
Business combination with Asset Entities Inc.	—	—	—	—	—	—	—	—	831,219	17	—	—	141,123	—	141,140
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	21,710	—	21,710
Issuance of common stock upon vesting of restricted stock, net of withholding taxes	—	—	—	—	—	—	—	—	—	—	1,105,487	22	(33,644)	—	(33,622)
Issuance of Variable Rate Series A Perpetual Preferred Stock	2,012,729	161,212	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock	—	—	—	—	—	—	—	—	18,727,541	375	—	—	567,537	—	567,912
Issuance of pre-funded warrants	—	—	—	—	—	—	—	—	—	—	—	—	283,170	—	283,170
Exercise of warrants	—	—	—	—	—	—	—	—	11,603,460	232	—	—	31,318	—	31,550
Conversions of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	3,774,525	75	(3,774,525)	(75)	—	—	—
Share-based transaction costs	—	—	—	—	—	—	—	—	—	—	—	—	2,936	—	2,936
Issuance costs	—	(12,410)	—	—	—	—	—	—	—	—	—	—	(30,294)	—	(30,294)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,320)	(4,320)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(393,598)	(393,598)
Balance at December 31, 2025	2,012,729	$148,802	—	$—	—	$—	—	$—	34,936,745	$699	9,776,540	$196	$1,055,595	$(474,054)	$582,436
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	Period from September 12, 2025 to December 31, 2025	Period from January 1, 2025 to September 11, 2025	Year Ended December 31, 2024
Cash flows from operating activities:
Net loss	$(393,598)	$(26,990)	$(21,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71	149	192
Accretion of discount on investments, net	—	155	(14)
Reduction in carrying amount of right-of-use assets	22	91	68
Gain on lease remeasurement	—	—	(279)
Net unrealized loss on digital assets, at fair value	194,508	—	—
Other derivative loss	14,731	—	—
Share-based compensation expense	21,710	—	—
Goodwill and intangible asset impairment	140,785	—	—
Non-cash transaction expenses	2,936	2,150	—
Changes in operating assets and liabilities:
Prepaid expenses	(2,103)	(227)	13
Other current assets	520	(1,589)	(354)
Other non-current assets	47	(723)	(1,464)
Compensation and benefits payable	70	(1,018)	896
Accounts payable and other liabilities	(4,675)	9,793	927
Net cash used in operating activities	(24,976)	(18,209)	(21,595)

Cash flows from investing activities:
Purchases of digital assets, at fair value	(854,956)	—	—
Purchases of intangible assets	(80)	(123)	—
Purchases of property and equipment	(12)	—	(24)
Cash acquired through business combination	400	—	—
Purchases of short-term investments	—	(4,271)	(32,203)
Proceeds from short-term investments	—	20,871	29,026
Net cash provided by (used in) investing activities	(854,648)	16,477	(3,201)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock	545,143	—	—
Proceeds from issuance of pre-funded warrants	283,170	—	—
Proceeds from warrant exercises	31,550	—	—
Payment of issuance costs	(41,986)	—	—
Proceeds from issuance of preferred stock	161,212	—	28,950
Preferred stock dividends paid	(2,267)	—	—
Payment of withholding tax on vesting of restricted stock	(33,622)	—	—
Redemption of preferred stock	—	(500)	(85)
Net cash provided by (used in) financing activities	943,200	(500)	28,865

Net increase (decrease) in cash and cash equivalents	63,576	(2,232)	4,069
Cash and cash equivalents, beginning of period	3,923	6,155	2,086
Cash and cash equivalents, end of period	$67,499	$3,923	$6,155

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$—	$—	$—
Cash paid during the period for income taxes	$—	$—	$—

Non-cash investing and financing activities:
Accrued but unpaid financing offering costs	718	770	—
Declared but unpaid preferred stock dividends	2,053	—	—
Class A common stock exchanged for digital assets	8,038	—	—
Class A common stock issued as part of business combination	141,140	—	—
Assets and liabilities resulting from business combination:
Prepaid expenses	27	—	—
Goodwill	140,039	—	—
Intangible assets	746	—	—
Other non-current assets	57	—	—
Accounts payable and other liabilities	129	—	—
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
(2) Summary of Significant Accounting Policies
Basis of presentation
The accompanying consolidated financial statements and the related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, all adjustments necessary for a fair statement of financial position and results of operations have been included. All such adjustments are of a normal recurring nature, unless otherwise disclosed.
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Since the merger between Strive Enterprises, Inc. and Asset Entities has been determined to be a reverse acquisition, with SEI being the accounting acquirer, the Company determined that SEI is the Predecessor and Strive, Inc. is the Successor. The financial information as of December 31, 2024 and for the year ended December 31, 2024 and period from January 1, 2025 to September 11, 2025 reflect the historical financial information of the Predecessor and are referred to as the "Predecessor Periods". The financial information as of December 31, 2025 and for the period from September 12, 2025 to December 31, 2025 reflect the financial information of Strive, Inc. and are referred to as the "Successor Periods".
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
Reverse stock split
On February 6, 2026, the Company amended its articles of incorporation in order to effect a 1-for-20 reverse stock split of its outstanding shares of Class A and Class B common stock. As a result of the reverse stock split, every 20 shares of the Company’s Class A and Class B common stock issued or outstanding were automatically reclassified into one new share of Class A or Class B common stock, respectively, without any action on the part of the holders. Concurrently with the reverse stock split, the number of shares of Class A common stock available to purchase and the related exercise price of outstanding warrants were adjusted pro-rata to give effect to the reverse stock split. All historical share and per-share amounts of the Successor reflected throughout the accompanying consolidated financial statements and other financial information in this Annual Report have been retroactively adjusted to reflect the reverse stock split as if the split occurred as of the earliest Successor period presented. The reverse stock split did not affect the par value of the Class A and Class B common stock. No fractional shares were issued in connection with the reverse stock split.

Business combinations
In accordance with ASC Topic 805 “Business Combinations", acquired assets and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. Goodwill is calculated as the amount by which the purchase consideration exceeds the net identifiable assets acquired.
Determining the fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset.
Cash and cash equivalents
Short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company’s cash is held with major financial institutions and may at times exceed federally insured limits. As of December 31, 2025 and December 31, 2024, the Company did not have any restricted cash.
Short-term investments
Short-term investments have maturities exceeding three months and less than twelve months at the time of purchase. The Company classifies short-term investments as held-to-maturity based on the Company's intent to sell the security or, its intent and ability to hold the short-term investment to maturity. Held-to-maturity debt securities are purchased with the intent and ability to hold until maturity and are carried at amortized cost. Interest income on short-term investments is recognized using the effective interest method and included in interest and dividend income on the consolidated statements of operations.
Digital assets, at fair value
The Company accounts for its digital assets, which consist solely of bitcoin, in accordance with Accounting Standards Codification ("ASC") 350-60, Intangibles - Goodwill and Other - Crypto Assets. The Company has ownership of and control over its bitcoin and is engaged with multiple geographically dispersed third-party custodial services to store its bitcoin. The Company initially records its digital assets at cost, inclusive of transaction costs and fees. The Company subsequently remeasures its digital assets to fair value at the end of each reporting period in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, which is considered a Level 1 input within the fair value hierarchy. Any changes in fair value are recognized in net income within net unrealized gain (loss) on digital assets, at fair value. Realized gains or losses are recorded upon the sale of digital assets based upon the difference between the sales price and the carrying value of the specific bitcoin sold.
Leases
The Company determines if a contract is a lease or contains a lease at inception. The Company accounts for its headquarters office lease as an operating lease, which may include escalation clauses that are based on an index or market rate. The Company accounts for lease and non-lease components, including common areas maintenance charges, as a single component for its leases. The Company elected the short-term lease exception for leases with an initial term of 12 months or less. Consequently, such leases are not recorded on the consolidated statements of financial condition. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain they will be exercised or not.
The Company recognizes right-of-use (“ROU”) lease assets and operating lease liabilities on the consolidated statements of financial condition based on the present value of future lease payments over the lease term at the commencement date discounted using an incremental borrowing rate (“IBR”). The IBR for individual leases is estimated considering the Company’s credit rating using various financial metrics, and, as appropriate, performing market analysis of yields on publicly traded bonds (secured and unsecured) with similar terms of comparable companies in a similar economic environment. ROU assets are tested for impairment when there is an indication that the carrying value of an asset may not be recoverable. Fixed lease payments made over the lease term are recorded as lease expense on a straight-line basis. Variable lease payments based on usage, changes in an index or market rate, are expensed as incurred.
Property and equipment
Property and equipment, consisting of hardware and equipment, furniture and fixtures, tenant improvements, and software are carried at cost less accumulated depreciation. As of December 31, 2025 and December 31, 2024, the Company had $0.4 million and $0.2 million, respectively, of accumulated depreciation which is included in property and equipment, net on the consolidated statements of financial condition.

Property and equipment is tested for impairment when there is an indication that the carrying amount of an asset may not be recoverable. When an asset is determined to not be recoverable, the impairment loss is measured based on the excess, if any, of the carrying value of the asset over its fair value.
Depreciation and amortization is provided for using the straight-line method over the estimated useful lives of the related assets as follows:

Hardware and equipment	5 years
Furniture and fixtures	7 years
Tenant improvements	Lesser of the remaining term or 15 years
Software	3 years
Intangible assets
Intangible assets, consisting of domain names, are carried at cost less accumulated amortization. For finite-lived intangible assets, if potential impairment circumstances are considered to exist, the Company will perform a recoverability test using an undiscounted cash flow analysis. If the carrying value of the asset is determined not to be recoverable based on the undiscounted cash flow test, the difference between the carrying value of the asset and its current fair value would be recognized as an expense in the period in which the impairment occurs. Intangible assets are amortized over a period of ten years. As of both December 31, 2025 and December 31, 2024, the Company had less than $0.1 million of accumulated amortization which is included in intangible assets, net on the consolidated statements of financial condition.
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
Level 3: Inputs that are generally unobservable, supported by little or no market activity, and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.
The categorization of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The valuation techniques used by the Company when measuring the fair value prioritize the use of observable inputs and minimize the use of unobservable inputs.
As of December 31, 2025 and December 31, 2024, the fair value of the Company's financial assets and liabilities not held at fair value on the consolidated statements of financial condition equaled the related carrying value given the short-term maturities of all.
Revenue recognition - investment advisory fees
The Company recognizes revenue when it satisfies performance obligations under the terms of contracts with clients. The Company earns substantially all of its revenue from SAM investment advisory and sub-advisory contracts (collectively “Investment Advisory Fees” and “Investment Advisory Contracts”) related to its asset management services. Investment advisory fees, generally calculated as a percentage of assets under management (“AUM”), are recorded as revenue as services are performed over time because the customer is receiving and consuming the benefits as they are provided by the Company.
SAM’s investment advisory contracts have a single performance obligation because the contracted services are not separately identifiable from other obligations in the contracts and therefore, are not distinct. All performance obligations to provide investment advisory services are satisfied over time by SAM and the Company recognizes revenue through SAM as time passes.
The fees SAM receives for its services under its investment advisory contracts are based on AUM, which changes based on the value of securities held under each investment advisory contract. These fees are thereby constrained and represent variable consideration, and they are excluded from revenue until the AUM on which SAM’s client is billed is no longer subject to market fluctuations. In addition, the Company may contract with third parties to provide advisory services on its behalf. The investment advisory contracts typically have contractual terms that extend throughout the life of the fund being advised, which generally contain provisions allowing the third party advisor to remove the Company with prior notice. Clients are typically charged monthly or quarterly, either in advance or arrears, based on the fee arrangement agreed to with each client; payment terms vary depending on the client and services offered. Based on the nature of the agreements, the performance obligations are generally satisfied throughout the contractual term.
Fund management and administration expense
Direct fund expense, which is expensed as incurred, primarily consists of third-party advisory and non-advisory expense incurred by Strive related to certain investment products, reference data for certain indices, custodial services, fund administration, fund accounting, transfer agent services, stockholder reporting services, audit and tax services as well as other fund-related expense directly attributable to the operations of Strive offerings.
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
Income taxes
The Company is a C-Corporation and is treated as a corporation for federal and state income tax purposes and all wholly owned subsidiaries are disregarded entities for tax purposes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized on the consolidated statements of operations in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.
Management assesses the recoverability of its deferred income tax assets based upon expected future earnings, taxable income in prior carryback years, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance will be established for the difference between the asset balance and the amount expected to be recoverable in the future. This allowance will result in additional income tax expense. Further, the Company records its income taxes receivable and payable based upon its estimated income tax position.
Earnings per share ("EPS")
Basic net income (loss) per common share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding and assumed outstanding common stock during the period. Diluted net income (loss) per common share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of Class A and Class B common stock and potential shares of common stock outstanding during the period. Net income (loss) attributable to common stockholders is computed by deducting the dividends declared in the period on the Company’s preferred stock, if any, from net income (loss). The impact from potential shares of common stock on the diluted earnings per share calculation are included when dilutive. Potential shares of Class A common stock consisting of shares underlying employee share awards and outstanding warrants are computed using the treasury stock method. Potentially dilutive shares are only included in the amount of dilutive shares if their impact results in dilution to net income (loss) per share.
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
Accounting standards adopted
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
In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09") that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The Company adopted the requirements of ASU 2023-09 during the year ended December 31, 2025.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's bitcoin holdings) to be measured at fair value in the consolidated statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective January 1, 2025 on a prospective basis. Given the Company did not hold any in-scope digital assets prior to January 1, 2025, there was no cumulative-effect adjustment as a result of the adoption of ASU 2023-08.
Accounting standards not yet adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires entities to disaggregate in a tabular presentation disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. Specifically, ASU 2024-03 requires disaggregation of expense captions that include any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The requirements are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 and are required to be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company does not expect the additional disclosure requirements under ASU 2024-03 to have a material impact on the consolidated financial statements.
(3) Digital Assets, at Fair Value
The Company accounts for its digital assets, which are comprised solely of bitcoin, in accordance with ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets. The Company’s digital assets are initially recorded at cost, inclusive of transaction costs and fees. The Company subsequently remeasures its digital assets to fair value at the end of each reporting period in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, resulting in their classification as Level 1 instruments. Any changes in fair value are recognized in net income within net unrealized gain (loss) on digital assets, at fair value. As of December 31, 2025, there are no contractual restrictions on the Company's holdings of digital assets.

The following table provides a summary of the changes in the Company's digital assets, at fair value for the period from September 12, 2025 to December 31, 2025 (in thousands):

Period from September 12, 2025 to December 31, 2025
Balance, beginning of period	$—
Acquisitions	862,994
Sales	—
Aggregate cost basis	$862,994
Change in fair value	(194,508)
Balance, end of period	$668,486

The Company's investments in digital assets are summarized below. The Company did not hold any investments in digital assets prior to September 12, 2025.

	December 31, 2025	December 31, 2024
	(Successor)	(Predecessor)
Approximate number of bitcoin held	7,627	—
Weighted average acquisition cost	$113,153	$—
Fair value per bitcoin	$87,650	$—
(4) Business Combinations
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
The Company accounted for the transaction as a reverse acquisition under ASC 805, Business Combinations, with SEI being the accounting acquirer based on existing Strive stockholders retaining the majority of the voting interests, as well as the senior management and directors representing the majority of senior management and directors, respectively, following the close of the transaction. As a result, the Company recognized the assets acquired, including trade names and customer relationship intangible assets, and liabilities assumed at their acquisition date fair value, with goodwill recognized based on the excess of the consideration transferred and the net assets acquired. None of the goodwill acquired was deductible for tax purposes.
As part of the Asset Entities acquisition, the Predecessor incurred transaction costs of $15.7 million during the period from January 1, 2025 to September 11, 2025 and the Successor incurred transaction costs of $6.0 million during the period from September 12, 2025 to December 31, 2025.
During the period from September 12, 2025 to December 31, 2025, based on the Company's determination to suspend subscriptions on certain legacy Discord servers acquired as part of the acquisition of Asset Entities and a decline in the price of the Company's Class A common stock, the Company performed a goodwill and intangible asset impairment test. Based on this assessment, the Company recognized a goodwill and intangible asset impairment charge totaling $140.8 million during the period from September 12, 2025 to December 31, 2025. As of December 31, 2025 and December 31, 2024, the Company had no goodwill. As of December 31, 2025 and December 31, 2024, the Company had $0.4 million and $0.2 million of intangible assets, respectively.

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
Acquisition of Semler Scientific, Inc.
On September 22, 2025, Strive, Inc. entered into that certain Agreement and Plan of Merger (the "Semler Scientific Merger Agreement") with Semler Scientific, Inc. ("Semler Scientific") (the "Semler Scientific Merger"). On January 16, 2026, pursuant to the Semler Scientific Merger Agreement, Strive Merger Sub, Inc., a wholly owned subsidiary of Strive merged with and into Semler Scientific, with Semler Scientific continuing as the surviving corporation and a wholly owned subsidiary of Strive.
As part of the Semler Scientific Merger, the Company incurred transaction costs of $6.4 million during the period from September 12, 2025 to December 31, 2025.
The Company expects to account for the transaction as a business combination under ASC 805, Business Combinations, with the Company being considered the acquirer for accounting purposes. As a result, the Company will recognize the assets acquired and liabilities assumed at their acquisition date fair value. The initial accounting for the acquisition was not complete at the time this Annual Report on Form 10-K due to the timing of the acquisition. As a result, full disclosures required under ASC 805-10-50 - Business Combinations cannot be made at this time.
On January 16, 2026, in connection with the Semler Scientific Merger, we assumed $100.0 million of the 4.25% Convertible Senior Notes due 2030 (the “Semler Convertible Notes”) from Semler Scientific. In addition, we assumed Semler Scientific's capped call contracts, which were intended to reduce potential dilution or offset any cash payments. On January 22, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Semler Convertible Notes, representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of SATA Stock concurrent with the closing of the Follow-On Offering (as defined below) (the “Notes Exchange”). As of January 27, 2026, and following the settlement of the Notes Exchange, $10.0 million aggregate principal amount of the Semler Convertible Notes remained outstanding. See Note 10 for more information on the exchange transaction.
On January 16, 2026, in connection with the Semler Scientific merger, we assumed a $20.0 million loan with Coinbase Credit Inc. from Semler Scientific (the “Coinbase Loan”). On January 27, 2026, we fully retired the Coinbase Loan using cash on hand as well as a portion of net proceeds obtained through the public follow-on offering of SATA Stock. See Note 10 for more information on the follow-on public offering of SATA Stock.
(5) Short-term investments
Short-term investments consist of U.S. Treasury Bills that have maturities exceeding three months and less than twelve months at the time of purchase and are stated at amortized cost. The Company classifies short-term investments as held-to-maturity based on the Company's intent to hold the short-term investment to maturity. The Company does not hold any short-term investments as of December 31, 2025. The Predecessor's short-term investments are summarized below (in thousands):

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
(6) Revenue
The Company earns a substantial portion of its revenue from investment advisory, consulting services, and subscription revenue. The table below summarizes the Company's investment advisory fees and other revenue (in thousands):

	Successor	Predecessor
	Period from September 12, 2025 to December 31, 2025	Period from January 1, 2025 to September 11, 2025	Year Ended December 31, 2024
Investment advisory fees	$1,495	$4,187	$3,592
Other revenue	17	35	58
Total revenue	$1,512	$4,222	$3,650
No individual customer accounted for 10% or greater of revenue for any period.
(7) Commitments and Contingencies
Office Leases
The Company leases office spaces in Dallas, Texas and Dublin, Ohio under operating lease agreements, which expire in July 2033 and February 2033, respectively. Under both the Dallas, Texas and Dublin, Ohio leases, the Company has two five-year renewal options. Under these lease agreements, the Company is required to reimburse the landlord for its share of any common area expenses, which may include certain taxes, utilities, maintenance costs, and other fees. During the year ended December 31, 2024, the Company, in line with its relocation to Dallas, Texas, reassessed the expected lease term of the Dublin, Ohio office lease, resulting in a reduction of the remaining lease term. The lease liability was remeasured based on the present value of the remaining lease payments, which resulted in a revised lease liability of approximately $1.8 million and a corresponding right-of-use asset of approximately $1.8 million as of December 31, 2024. During the period from January 1, 2025 to September 11, 2025, the Company entered into an agreement to sub-lease the office space in Dublin, Ohio, with the sub-lessee lease term and payments being substantially similar to that of the Company's lease agreement for the same space.
The following table summarizes lease expense, which is included in general and administrative expense, for the period from September 12, 2025 to December 31, 2025, the period from January 1, 2025 to September 11, 2025, and the year ended December 31, 2024 (in thousands):

	Successor	Predecessor
	Period from September 12, 2025 to December 31, 2025	Period from January 1, 2025 to September 11, 2025	Year Ended December 31, 2024
Fixed lease expense	$223	$431	$365
Variable lease expense	105	154	212
Sub-lease income	(140)	(207)	—
Total lease expense	$188	$378	$577
Supplemental cash flow information related to operating leases for the period from September 12, 2025 to December 31, 2025, the period from January 1, 2025 to September 11, 2025, and the year ended December 31, 2024 is as follows (in thousands):

	Successor	Predecessor
	Period from September 12, 2025 to December 31, 2025	Period from January 1, 2025 to September 11, 2025	Year Ended December 31, 2024
Supplemental cash flow information:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$—	$2,555	$—
Operating cash outflows from operating leases	$197	$238	$274
Change in ROU assets from remeasurement	$—	$—	$1,103
The operating lease liability for the office leases was determined using a weighted average discount rate of 7.2% and 9.2% as of December 31, 2025 and December 31, 2024, respectively.
The following table provides a maturity analysis of the Company's operating lease liability, based on undiscounted cash flows, as of December 31, 2025 (in thousands):

December 31, 2025
2026	$664
2027	684
2028	704
2029	726
2030	747
Thereafter	1,886
Total undiscounted operating lease payments	$5,411
Less: imputed interest	(1,261)
Present value of operating lease liability	$4,150
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
During 2025, the Predecessor determined its intent to settle existing litigation matters for a settlement amount of $0.9 million, of which $0.5 million was recovered from insurance, which was recorded as part of employee compensation and benefits for the year ended December 31, 2024. Further, during the period from January 1, 2025 to September 11, 2025, the Predecessor repurchased outstanding preferred stock held by the employee.
Effective September 10, 2025, the U.S. Department of Justice Civil Fraud Section, the Department of Health and Human Services (“HHS”), and certain relators entered into a settlement agreement with Semler Scientific resolving alleged violations of the False Claims Act pertaining to submissions of false claims to Medicare Part B for tests performed using certain of its medical devices. Pursuant to the settlement agreement, Semler Scientific agreed, among other things, to pay $29.8 million, and interest at a rate of 4.25% per annum from April 28, 2025 on such amount, in addition to $0.4 million for attorney’s fees for the relators. Subject to certain exceptions, the settlement releases Semler Scientific from any civil or administrative monetary claims for the covered conduct. Semler neither admitted nor denied any wrongdoing.
In connection with the settlement, Semler Scientific also entered into a “Corporate Integrity Agreement” with the Office of Inspector General (“OIG”) of HHS whereby it agreed to institute certain compliance and other measures relating to its sales practices and provide reporting to OIG for a five-year period.

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
Incentive Stock Options
Pursuant to the 2022 Plan, options to purchase shares of the Company's common stock may be granted at an exercise price not less than 100% of the fair value of the common stock subject to the option on the date the option is granted. A maximum of 166.0 million shares of common stock (8.3 million on a split-adjusted basis) were authorized for issuance under the 2022 Plan. Of this amount, 166.0 million shares (8.3 million on a split-adjusted basis) remain available for future awards as of December 31, 2025.
Restricted Stock and Restricted Stock Units
Pursuant to the 2022 Plan, RSAs and RSUs may be granted to certain employees, directors, and consultants. Substantially all RSAs and RSUs vest over periods ranging from one to four years, pro-rata over the requisite service period, with the first vesting event occurring at the first anniversary of the award's grant date, with subsequent pro-rata vesting events quarterly thereafter. The RSU grants also contain a performance condition requiring a Liquidity Event or IPO, as defined in the 2022 Plan, to occur for the vesting of the RSUs. Compensation cost is recognized using the straight-line method over the requisite service period, to the extent such performance condition is deemed probable, which occurred during the period from September 12, 2025 to December 31, 2025.
The 2022 Plan permits the grant of 58.9 million shares (2.9 million on a split-adjusted basis) of common stock, of which 7.7 million (384 thousand on a split-adjusted basis) remain available for future awards as of December 31, 2025.
During the period from September 12, 2025 to December 31, 2025, the Company granted 9.2 million RSU awards (458 thousand on a split-adjusted basis) to employees with a grant date fair value of $44.2 million. The RSU awards were valued using the market price of our Class A common stock at the grant date.
During the period from September 12, 2025 to December 31, 2025, the Company granted 1.8 million RSU awards (89 thousand on a split-adjusted basis) to directors with a grant date fair value of $1.9 million. The RSU awards were valued using the market price of our Class A common stock at the grant date.
During the period from January 1, 2025 to September 11, 2025, the Predecessor granted 43 thousand RSU awards to employees (which, after giving effect to the Exchange Ratio as a result of the Asset Entities Merger, equaled 3.0 million RSU awards, or 152 thousand on a split-adjusted basis) with a grant date fair value of $2.1 million.
During the year ended December 31, 2024, the Predecessor granted 373 thousand RSU awards to employees (which, after giving effect to the Exchange Ratio as a result of the Asset Entities Merger, equaled 26.5 million RSU awards, or 1.3 million on a split-adjusted basis) with a grant date fair value of $14.6 million.
The Company recorded $21.7 million of share-based compensation expense for the period from September 12, 2025 to December 31, 2025, which is included in employee compensation and benefits. No such share-based compensation expense was recorded for previous periods.

The following table summarizes awards that have been granted, forfeited, or vested (amounts in thousands, except weighted average grant date fair values):

		Weighted Average		Weighted Average
		Grant Date		Grant Date
	RSAs(1)	Fair Value(1)	RSUs(1)	Fair Value(1)
December 31, 2023	800	$0.00040	807	$10.69400
Granted	—	—	1,323	11.00420
Vested	(356)	0.00040	—	—
Forfeited	—	—	(200)	10.69400
December 31, 2024	444	$0.00040	1,930	$10.90680
Granted	—	—	152	13.68660
Vested	(267)	0.00040	—	—
Forfeited	—	—	(68)	11.85640
September 11, 2025	177	$0.00040	2,014	$11.08500
Granted	—	—	547	84.27980
Vested	(177)	0.00040	(1,739)	11.13160
Forfeited	—	—	—	—
December 31, 2025	—	$—	822	$59.71440
(1) Amounts have been adjusted to reflect the shares underlying such awards after giving effect to the Exchange Ratio as a result of the Asset Entities Merger and the 1-20 reverse split that became effective on February 6, 2026.
As of December 31, 2025, aggregate unrecognized compensation expense for unvested equity awards was $43.8 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.
As of December 31, 2024, aggregate unrecognized compensation expense for unvested equity awards was $21.0 million, which is expected to be recognized over a remaining weighted-average period of 3.0 years.
(9) Stockholders' Equity
Common Stock:
Authorized Capital
The Company has 444,000,000,000 (22,200,000,000 on a split-adjusted basis) and 21,000,000,000 (1,050,000,000 on a split-adjusted basis) authorized shares of Class A and Class B common stock, respectively, all of which have a designated par value of $0.001 per share. Each holder of Class A common stock is entitled to one vote per Class A common share held, while each holder of Class B common stock is entitled to ten votes per Class B common share held.
PIPE Financing
On May 26, 2025, Asset Entities Inc. and Strive Enterprises, Inc., entered into subscription agreements with certain accredited investors (the "PIPE Subscribers" and the transactions collectively, the "PIPE Transactions"), pursuant to which the PIPE Subscribers agreed to purchase, and the Company agreed to sell, the Company's Class A common stock at a price of $1.35 per share ($27.00 on a split-adjusted basis), with certain PIPE Subscribers agreeing to purchase pre-funded warrants (the "PIPE Pre-Funded Warrants") to purchase shares of Class A common stock at a price of $1.3499 ($26.9980 on a split-adjusted basis) in lieu of Class A common shares. Each PIPE Pre-Funded Warrant gives the holder the right to purchase a share of Class A common stock (1/20th of a share of Class A common stock on a split-adjusted basis) at an exercise price of $0.0001 per share ($0.0020 on a split-adjusted basis). For each share of Class A common stock and PIPE Pre-Funded Warrant purchased, the holder received a traditional warrant (the "PIPE Traditional Warrants"), which gives the holder the right to purchase a share of Class A common stock (1/20th of a share of Class A common stock on a split-adjusted basis) at an exercise price of $1.35 per share ($27.00 on a split-adjusted basis).
On September 12, 2025, the Company consummated the PIPE Transactions, pursuant to which it issued 345.5 million shares (17.3 million on a split-adjusted basis) of Class A common stock, 209.8 million PIPE Pre-Funded Warrants (10.5 million on a split-adjusted basis), and 555.3 million PIPE Traditional Warrants (27.8 million on a split-adjusted basis), and received gross proceeds of $749.6 million, with the ability to raise $749.6 million in additional gross proceeds upon the exercise of such warrants. Each PIPE Pre-Funded Warrant became immediately exercisable, and will be exercisable until each PIPE Pre-Funded Warrant is exercised in full. Each PIPE Traditional Warrant became immediately exercisable, and will expire on the first anniversary of the effectiveness date of the registration statement covering the resale of the PIPE securities.

Certain of the Company's officers and directors participated in the PIPE Transactions at equivalent terms as third-party participants. Certain members of management, or entities controlled by members of management, purchased 0.3 million shares (17 thousand on a split-adjusted basis) of Class A common stock and received 0.3 million PIPE Traditional Warrants (17 thousand on a split-adjusted basis) through their participation in the PIPE Transactions. Certain investment funds that are managed by one of the Company's board members, and in which the director has a limited partner and general partner interest in the funds, participated in the PIPE Transactions, purchasing 1.1 million shares (56 thousand on a split-adjusted basis) of Class A common stock and 1.1 million Traditional Warrants (56 thousand on a split-adjusted basis).
As of December 31, 2025, there are 26.6 million and 54 thousand shares of Class A common stock subject to issuance underlying unexercised PIPE Traditional Warrants and PIPE Pre-Funded Warrants, respectively. The table below summarizes activity related to the Company's PIPE Traditional Warrants and PIPE Pre-Funded Warrants for the period from September 12, 2025 to December 31, 2025:

	Period from September 12, 2025 to December 31, 2025
	PIPE Traditional Warrants(1)	PIPE Pre-Funded Warrants(1)
PIPE warrants outstanding, beginning of period	—	—
Issued	555,259,256	209,771,462
Exercised	(23,370,554)	(208,699,173)
Expired	—	—
PIPE warrants outstanding, end of period	531,888,702	1,072,289
(1) Each warrant gives the holder the right to purchase 1/20th of a share of Class A common stock.
351 Exchange
On August 22, 2025, Asset Entities Inc. and Strive Enterprises, Inc., entered into exchange agreements with certain accredited investors (the "351 Investors" and the transactions collectively, the "351 Exchange"), pursuant to which the Company agreed to issue and exchange 2.7 million shares (134 thousand on a split-adjusted basis) of the Company's Class A common stock in exchange for an aggregate amount of 69 bitcoin. The exchange ratio was determined based on the price of bitcoin on August 22, 2025 and an assumed price of $3.00 per share ($60.00 on a split-adjusted basis) of Class A common stock. The 351 Exchange was completed on September 12, 2025, at which time the Company issued 2.7 million shares (134 thousand on a split-adjusted basis) of Class A common stock in exchange for 69 bitcoin. For the period from September 12, 2025 to December 31, 2025, the Company recorded a realized loss of $14.7 million based on the difference between the fair value of the Company's Class A common stock at the exchange date and the agreed-upon exchange price, which is recorded in other derivative loss on the Company's consolidated statements of operations.
At-the-Market Common Equity Program
On September 15, 2025, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ASST Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company, from time to time, at its option, may offer and sell shares of its Class A common stock to or through the Agent, acting as the principal and/or the sole agent, having an aggregate sales price of up to $450.0 million. During the period from September 12, 2025 to December 31, 2025, the Company issued 26.4 million shares (1.3 million on a split-adjusted basis) of Class A common stock for aggregate gross proceeds of $78.7 million. As of December 31, 2025, the Company has the availability to raise approximately $371.3 million through the issuance and sale of its Class A common stock pursuant to the ASST Sales Agreement.
Share Repurchase Program
On September 15, 2025, the Company's Board of Directors authorized the purchase of up to $500.0 million of its Class A common stock through a share repurchase program. Repurchases may be made from time-to-time, subject to general business and market conditions, other investment opportunities, and applicable legal requirements. Repurchases may be made through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. During the period from September 12, 2025 to December 31, 2025, the Company has not repurchased any Class A common stock. As of December 31, 2025, $500.0 million of Class A common stock remains available for repurchase through the share repurchase program.
(10) Redeemable Preferred Stock
Authorized Capital
The Company has 21,000,000,000 authorized shares of preferred stock, which have a designated par value of $0.001 per share. The Company's Variable Rate Series A Perpetual Preferred Stock (“SATA Stock”) is classified within mezzanine equity as certain events that could cause such outstanding shares to become redeemable are not solely within the control of the Company. Issuances of the SATA Stock are recognized based on proceeds received, net of issuance costs and are not accreted to its redemption value unless it is probable that the SATA Stock will become redeemable. The Company has evaluated the probability of a redemption in connection with a Fundamental Change (as defined in the Certificate of Designation (as defined below)). Based on current facts and circumstances and the Company’s current and projected capital structure, management has determined that the occurrence of a Fundamental Change is remote. Accordingly, the Company concluded that accretion to the redemption value of the Preferred Stock is not required as of the reporting date.
Variable Rate Series A Perpetual Preferred Stock
On November 10, 2025, the Company completed a registered public offering of 2,000,000 shares of its SATA Stock, at a price to the public of $80.00 per share, for net proceeds of approximately $148.4 million, after deducting the underwriting discounts and commissions and the Company’s offering expenses. The Company filed a certificate of designation (the "Certificate of Designation") with the Nevada Secretary of State designating and establishing the terms of the SATA Stock. The SATA Stock is listed for trading on the Nasdaq Global Market under the symbol “SATA.” As part of the SATA public offering, at the Company’s request, the underwriters reserved up to 100,000 shares of SATA Stock for sale at the public offering price through a directed share program to certain of the Company’s employees, officers and directors based in the United States and their friends and family members, and certain other individuals identified by management. Under the directed share program, Vivek Ramaswamy, who beneficially owned more than 5% of our Class B Common Stock at the time of the offering and is a Principal Stockholder under our Amended and Restated Articles of Incorporation purchased 15,625 shares of SATA Stock for $1.3 million.
On January 27, 2026, the Company issued 1,320,000 shares of SATA Stock in a public offering registered under the Securities Act (the "Follow-On Offering"). The Company received approximately $109.2 million of net proceeds, after deducting the underwriting discounts and commissions and expected offering expenses, from the issuance of our SATA Stock in the Follow-On Offering. On January 22, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Semler Convertible Notes, representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of SATA Stock concurrent with the closing of the Follow-On Offering.
The SATA Stock accumulates cumulative dividends ("regular dividends") at a variable rate (as described below) per annum on the stated amount of $100 per share thereof. Regular Dividends on the SATA Stock will be payable when, as and if declared by the Company’s board of directors or any duly authorized committee thereof, out of funds legally available for their payment, monthly in arrears on the 15th calendar day of each calendar month. The Company has the right, in its sole and absolute discretion, to adjust the monthly regular dividend rate per annum applicable to subsequent regular dividend periods. The Company’s right to adjust the monthly regular dividend rate per annum is subject to certain restrictions. For example, the Company is not permitted to reduce the monthly regular dividend rate per annum that will apply to any regular dividend period (i) by more than the following amount from the monthly regular dividend rate per annum applicable to the prior regular dividend period: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the one-month term secured overnight financing rate (“SOFR”) rate on the first business day of such prior regular dividend period, over (y) the minimum of the one-month term SOFR rates that occur on the business days during the period from, and including, the first business day of such prior regular dividend period to, and including, the last business day of such prior regular dividend period; or (ii) to a rate per annum that is less than the one-month term SOFR rate in effect on the business day before the Company provides notice of the next monthly regular dividend rate per annum. In addition, the Company is not entitled to elect to reduce the monthly regular dividend rate per annum unless and until (x) three (3) months following the initial issue date, or such earlier time as the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day of twenty (20) consecutive trading days at any time during the three (3) months following the initial issuance date exceeds $100, (y) all accumulated regular dividends, if any, on the SATA Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full, and (z) the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day during the immediately preceding regular dividend period is not less than $99 per share. The Company’s current intention (which is subject to change in the Company’s sole and absolute discretion) is to adjust the monthly regular dividend rate per annum in such manner as the Company believes will maintain SATA Stock’s trading price within its stated long-term range of $99 and $101 per share. Declared regular dividends on the SATA Stock will be payable solely in cash. In the event that any accumulated regular dividend on the SATA Stock is not paid on the applicable regular dividend payment date, then SATA Compounded Dividends will accumulate on the amount of such unpaid regular dividend, compounded monthly. As of December 31, 2025, there are no accumulated SATA Compounded Dividends.
The SATA Stock initially had a liquidation preference of $100 per share, subject to adjustment as set forth below (the “Liquidation Preference”), with a Liquidation Preference of $100 per share as of December 31, 2025. Effective immediately after the close of business on each business day after the initial issue date (and, if applicable, during the course of a business day on which any sale transaction to be settled by the issuance of the SATA Stock is executed, from the exact time of the first such sale transaction during such business day until the close of business of such business day), the Liquidation Preference per share of SATA Stock will be adjusted to be the greatest of (i) the stated amount per share of SATA Stock; (ii) in the case of any business day with respect to which Strive has, on such business day, executed any sale transaction to be settled by the issuance of SATA Stock, an amount equal to the last reported sale price per share of SATA Stock on the trading day immediately before such business day; and (iii) the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day of the ten consecutive trading days (or, if applicable, the lesser number of trading days as have elapsed during the period from, and including, the initial issue date to, but excluding, such business day) immediately preceding such business day.
The SATA Stock ranks senior to Strive’s Class A common stock and Class B common stock with respect to the payment of dividends and the distribution of assets upon Strive’s liquidation, dissolution or winding up. If Strive liquidates, dissolves or winds up, whether voluntarily or involuntarily, then the holders of SATA Stock will be entitled to receive payment for the Liquidation Preference of, and all accumulated and unpaid regular dividends and any compounded dividends on, their shares of SATA Stock out of Strive’s assets or funds legally available for distribution to its stockholders, before any such assets or funds are distributed to, or set aside for the benefit of, holders of the Class A common stock and Class B common stock or other junior stock, if any. The SATA Stock is junior to Strive’s existing and future indebtedness and structurally junior to the liabilities of Strive’s subsidiaries.
Strive has the right, at its election, to redeem all, or any whole number of shares, of the issued and outstanding SATA Stock, at any time, and from time to time, at a cash redemption price per share of SATA Stock to be redeemed equal to $110 (or such higher amount as may be chosen in Strive’s sole discretion, it being understood that such higher amount (or the formula to determine such higher amount) will be announced by prior public notice and/or set forth in the applicable relevant notice of redemption), plus accumulated and unpaid regular dividends, if any, thereon to, and including the redemption date. However, Strive may not redeem less than all of the outstanding SATA Stock unless at least $50.0 million aggregate stated amount of the SATA Stock is outstanding and not called for redemption as of the time Strive provides the related redemption notice. Strive also has the right, at its election, to redeem all, but not less than all, of the SATA Stock, at any time, for cash if the total number of shares of all SATA Stock then outstanding is less than 25% of the total number of shares of SATA Stock originally issued in the Offering and in any future offering, taken together (such redemption, a “clean-up redemption”). In addition, Strive has the right to redeem all, but not less than all, of the SATA Stock if certain tax events occur (such redemption, a “tax redemption”). The redemption price for any SATA Stock to be redeemed pursuant to a clean-up redemption or a tax redemption will be a cash amount equal to the Liquidation Preference of the SATA Stock to be redeemed as of the business day before the date on which Strive provides the related redemption notice, plus accumulated and unpaid regular dividends, if any, thereon to, and including, the redemption date.
If an event that constitutes a “Fundamental Change” under the Certificate of Designation governing the SATA Stock occurs, then, subject to certain limitations, holders of the SATA Stock will have the right to require Strive to repurchase some or all of their shares of SATA Stock at a cash repurchase price equal to the stated amount of the SATA Stock to be repurchased, plus accumulated and unpaid regular dividends, if any, to, and including, the Fundamental Change repurchase date.
The SATA Stock has voting rights with respect to certain amendments to Strive’s articles of incorporation or the Certificate of Designation, certain business combination transactions and certain other matters. However, holders of the SATA Stock will not always be entitled to vote with holders of Class A common stock on matters on which holders of Class A common stock are entitled to vote.
If (in each case, subject to the Certificate of Designation) less than the full amount of accumulated and unpaid regular dividends on the outstanding SATA Stock have been declared and paid within 60 days of the following regular dividend payment date in respect of each of (i) 12 or more consecutive regular dividend payment dates; and (ii) 24 or more consecutive regular dividend payment dates, then, in each case, subject to certain limitations, if then required under Strive’s articles of incorporation or bylaws in order to increase the size of the board of directors, Strive will obtain board and/or stockholder approval to amend its articles of incorporation to increase the authorized number of its directors by one (or, to the fullest extent permitted under the Nevada Revised Statutes and Strive's articles of incorporation, Strive will cause the office of one director to be vacated) and the holders of the SATA Stock, voting together as a single class with the holders of each class or series of “Voting Parity Stock” (as defined in the Certificate of Designation) with similar voting rights regarding the election of directors upon a failure to pay dividends, which similar voting rights are then exercisable, will have the right to elect one director (a “Preferred Stock Director”) to fill such vacant directorship at Strive’s next annual meeting of stockholders (or, if earlier, at a special meeting of Strive’s stockholders called for such purpose). If, thereafter, all accumulated and unpaid dividends on the outstanding SATA Stock have been paid in full, then the right of the holders of the SATA Stock to elect any Preferred Stock Directors will terminate. Upon the termination of such right with respect to the SATA Stock and all other outstanding Voting Parity Stock, if any, the term of office of each person then serving as a Preferred Stock Director will immediately and automatically terminate (and, if the authorized number of Strive’s directors was increased by one or two, as applicable, in connection with such election, then the authorized number of Strive’s directors will automatically decrease by one or two, as applicable).
Dividends on Preferred Stock
During the period from September 12, 2025 to December 31, 2025, the Company declared dividends to holders of SATA Stock of $4.3 million, or $2.1541 per share of SATA Stock. The monthly regular dividend rate as of December 31, 2025 per annum was 12.25%.
At-the-Market Preferred Equity Program
On December 9, 2025, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “SATA Sales Agreement”) with each of Cantor Fitzgerald & Co., Barclays Capital Inc., and Clear Street LLC (each, an "Agent", and collectively the “Agents”), pursuant to which the Company, from time to time, at its option, may offer and sell shares of its SATA Stock to or through the Agents, acting as the principal and/or agent, having an aggregate sales price of up to $500.0 million. During the period from September 12, 2025 to December 31, 2025, the Company issued 13 thousand shares of SATA Stock for aggregate gross proceeds of $1.2 million. As of December 31, 2025, the Company has the availability to raise approximately $498.8 million through the issuance and sale of its SATA Stock pursuant to the SATA Sales Agreement.
(11) Basic and Diluted Earnings (Loss) per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common stock outstanding during the respective period. The impact from potential shares of common stock on the diluted earnings per common share calculation are included only when dilutive.
Basic and diluted earnings (loss) per common share are calculated as follows (in thousands, except for share and per share data):

	Successor	Predecessor
	Period from September 12, 2025 to December 31, 2025	Period from January 1, 2025 to September 11, 2025	Year Ended December 31, 2024
Numerator:
Net loss	$(393,598)	$(26,990)	$(21,580)
Dividends on preferred stock	(4,320)	—	—
Net loss attributable to common stockholders - Basic	$(397,918)	$(26,990)	$(21,580)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	43,997,862	2,299,243	2,213,424

Income (loss) per common share:
Basic income (loss) per common share	$(9.04)	$(11.74)	$(9.75)
Diluted income (loss) per common share	$(9.04)	$(11.74)	$(9.75)
During the period from September 12, 2025 to December 31, 2025, 5.4 million weighted-average shares of potential common stock related to outstanding warrants and stock awards were excluded from the computation of diluted earnings (loss) per common share as their impact would have been anti-dilutive.
During the period from January 1, 2025 to September 11, 2025, 1.2 million weighted-average shares of potential common stock were excluded from the computation of diluted earnings (loss) per common share as their impact would have been anti-dilutive and certain performance-contingent RSUs were excluded from the diluted EPS calculation because the contractual contingencies were not met.
During the year ended December 31, 2024, 1.1 million weighted-average shares of potential common stock were excluded from the computation of diluted earnings (loss) per common share as their impact would have been anti-dilutive and certain performance-contingent RSUs were excluded from the diluted EPS calculation because the contractual contingencies were not met.

(12) Income Taxes
The Company had no income tax benefit or expense during the period from September 12, 2025 to December 31, 2025, the period from July 1, 2025 to September 11, 2025, the three months ended December 31, 2024, the period from January 1, 2025 to September 11, 2025, and the year ended December 31, 2024, which was driven by net taxable losses generated. The Company had no net deferred tax asset as of December 31, 2025 and December 31, 2024 due to the establishment of a full valuation allowance. The entire loss from continuing operations before income taxes is attributable to the United States and no cash income taxes were paid during the aforementioned periods.
The benefit from or provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's loss before income taxes as follows (amounts in thousands, other than percentages):

	Successor		Predecessor
	Period from September 12, 2025 to December 31, 2025		Period from January 1, 2025 to September 11, 2025		Year Ended December 31, 2024
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$(82,656)	21.0%	$(5,668)	21.0%	$(4,532)	21.0%
Nontaxable and nondeductible items:
Non-deductible goodwill impairment	29,408	(7.5)%	—	—%	—	—%
Non-deductible transaction expenses	1,694	(0.4)%	3,301	(12.2)%	—	—%
Non-deductible officers compensation	10,559	(2.7)%	—	—%	—	—%
Other nondeductible items:
Other permanent differences	3,121	(0.8)%	—	—%	21	(0.1)%
Other reconciling items:
Share-based compensation	(12,939)	3.3%	—	—%	—	—%
Change in valuation allowance	50,813	(12.9)%	2,367	(8.8)%	4,511	(20.9)%
Effective income tax rate	$—	—%	$—	—%	$—	—%
The Company is subject to U.S. federal, state and local tax examinations by tax authorities for the periods from December 31, 2022 through December 31, 2024. To the extent necessary, the Company recognizes interest and penalties related to income tax matters as a component of income tax expense. There were no material uncertain tax positions as of December 31, 2025 or December 31, 2024. For all periods presented, the Company has not recognized any interest or penalties related to uncertain tax positions.
The components of deferred income tax assets and deferred tax liabilities as of December 31, 2025 and December 31, 2024 are shown below (in thousands):

	December 31, 2025	December 31, 2024
	(Successor)	(Predecessor)
Deferred tax assets:
Net operating loss carryforwards	$26,748	$11,723
Other accruals	—	72
Lease liabilities	1,019	375
Digital assets	46,443	—
Capitalized start-up costs	158	35
Share-based compensation expense	1,434	—
Charitable contribution carryforward	46	35
Other	—	98
Gross deferred tax assets	$75,848	12,338
Less: valuation allowances	(74,719)	(11,828)
Deferred tax assets, net	$1,129	$510

Deferred tax liabilities:
Right of use assets	(992)	(375)
Property and equipment	(137)	(126)
Intangible assets	—	(9)
Gross deferred tax liabilities	$(1,129)	$(510)
Net deferred tax asset	$—	$—

As of December 31, 2025 and December 31, 2024, the Company had available net operating loss carryforwards of $204.5 million and $87.5 million, respectively. As of December 31, 2025 and December 31, 2024, $110.4 million and $48.5 million, respectively, of the carryforwards have an indefinite life, while $94.1 million and $39.1 million, respectively, begin to expire in 2044. At both December 31, 2025 and December 31, 2024, the Company had a full valuation allowance against its loss carryforwards based on the conclusion it is not more likely than not that some or all of its deferred tax assets will be realized based on the Company's history of taxable losses and uncertainty as to future income generation.
Internal Revenue Code ("IRC") Section 382 addresses company ownership changes and specifically limits the utilization of certain deduction and tax attributes on an annual basis. As a result of the Asset Entities Merger and the Semler Scientific Merger, the Company's tax attributes, including net operating losses, may be subject to IRC Section 382 limitations.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions, was signed into law in the United States. The OBBBA did not have a material impact on our annual effective tax rate during the year ended December 31, 2025 and we do not expect it to have a material impact on our effective tax rate during the year ended December 31, 2026.
(13) Segment Information
Beginning in 2025, the Company's management directs operations as two reportable operating segments, the “Asset Management” segment, which provides investment advisory services and the "Corporate & Other" segment, which includes the Company's bitcoin treasury operations. Prior to 2025, the Company's management evaluated performance and allocated resources in consideration of only one operating segment, the Asset Management segment, as the Company's sole operations were related to its asset management business, with no consideration of a potential bitcoin treasury strategy. As a result, prior to 2025, all revenues and expenses were related to the Company's Asset Management segment. Beginning in 2025, costs that are not directly allocable to a specific operating segment, including, but not limited to, employee-related costs, general and administrative expenses, such as rent expense, and depreciation and amortization, are allocated using a reasonable allocation methodology, which is primarily represented by the relative percentage of resources used by each segment.
The Company's CODM is its Chief Executive Officer, who utilizes key financial metrics, including net income (loss), to assess performance and make decisions regarding allocation of resources, such as capital allocation, determining compensation, and managing costs. The CODM also evaluates significant revenues and expenses by reportable segment to evaluate key operating decisions.
The following summarizes the information reviewed by the CODM to evaluate the net income (loss) of the Company's Asset Management and Corporate & Other for the period from September 12, 2025 to December 31, 2025, the period from January 1, 2025 to September 11, 2025, and the year ended December 31, 2024 (amounts in thousands):

	Period from September 12, 2025 to December 31, 2025 (Successor)
	Asset Management	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$1,495	$—	$1,495
Other revenue	—	17	17
Total revenues	1,495	17	1,512

Operating expenses:
Fund management and administration	1,867	—	1,867
Employee compensation and benefits	4,932	22,707	27,639
General and administrative expense	631	3,050	3,681
Marketing and advertising	19	132	151
Depreciation and amortization	—	71	71
Total operating expenses	7,449	25,960	33,409

Investment gains/(losses):
Net unrealized loss on digital assets, at fair value	—	(194,508)	(194,508)
Other derivative loss	—	(14,731)	(14,731)
Net investment gains/(losses)	—	(209,239)	(209,239)

Net operating loss	(5,954)	(235,182)	(241,136)

Other income/(expense):
Other income	15	708	723
Transaction costs	—	(12,400)	(12,400)
Goodwill and intangible asset impairment	—	(140,785)	(140,785)
Total other income/(expense)	15	(152,477)	(152,462)

Net loss before income taxes	(5,939)	(387,659)	(393,598)
Income tax benefit/(expense)	—	—	—
Net loss	$(5,939)	$(387,659)	$(393,598)

	Period from January 1, 2025 to September 11, 2025 (Predecessor)
	Asset Management	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$4,187	$—	$4,187
Other revenue	7	28	35
Total revenues	4,194	28	4,222

Operating expenses:
Fund management and administration	4,250	—	4,250
Employee compensation and benefits	4,861	2,361	7,222
General and administrative expense	2,672	1,557	4,229
Marketing and advertising	88	143	231
Depreciation and amortization	52	97	149
Total operating expenses	11,923	4,158	16,081

Investment gains/(losses):
Net unrealized loss on digital assets, at fair value	—	—	—
Other derivative loss	—	—	—
Net investment gains/(losses)	—	—	—

Net operating loss	(7,729)	(4,130)	(11,859)

Other income/(expense):
Other income	360	226	586
Transaction costs	—	(15,717)	(15,717)
Goodwill and intangible asset impairment	—	—	—
Total other income/(expense)	360	(15,491)	(15,131)

Net loss before income taxes	(7,369)	(19,621)	(26,990)
Income tax benefit/(expense)	—	—	—
Net loss	$(7,369)	$(19,621)	$(26,990)

	Year Ended December 31, 2024 (Predecessor)
	Asset Management	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$3,592	$—	$3,592
Other revenue	58	—	58
Total revenues	3,650	—	3,650

Operating expenses:
Fund management and administration	4,867	—	4,867
Employee compensation and benefits	9,135	—	9,135
General and administrative expense	11,248	—	11,248
Marketing and advertising	862	—	862
Depreciation and amortization	192	—	192
Total operating expenses	26,304	—	26,304

Investment gains/(losses):
Net unrealized loss on digital assets, at fair value	—	—	—
Other derivative loss	—	—	—
Net investment gains/(losses)	—	—	—

Net operating loss	(22,654)	—	(22,654)

Other income/(expense):
Other income	795	—	795
Transaction costs	—	—	—
Gain on lease remeasurement	279	—	279
Goodwill and intangible asset impairment	—	—	—
Total other income/(expense)	1,074	—	1,074

Net loss before income taxes	(21,580)	—	(21,580)
Income tax benefit/(expense)	—	—	—
Net loss	$(21,580)	$—	$(21,580)
The total assets of the Company's operating segments are summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
	(Successor)	(Predecessor)
Asset Management	$1,279	$28,197
Corporate & Other	744,248	—
Total	$745,527	$28,197
(14) Subsequent Events
Digital asset, STRC Stock, and cash and cash equivalents update
During the period from January 1, 2026 to March 17, 2026, we acquired approximately 5,048 bitcoin through our acquisition of Semler Scientific and purchased an additional 953 bitcoin at an average price of approximately $81,092 per bitcoin, inclusive of fees and expenses. In March 2026, we made an initial investment of $50.0 million in the Variable Rate Series A Perpetual Stretch Preferred Stock (the "STRC Stock") of Strategy Inc.

As of March 17, 2026, the Company held $83.7 million of cash and cash equivalents and held STRC Stock with a fair value of $50.4 million. The Company's bitcoin treasury totaled 13,628 bitcoin as of March 17, 2026.
Capital stock update
As of March 17, 2026, the Company had 59,286,628 and 9,872,157 shares of Class A common stock and Class B common stock outstanding, respectively.

As of March 17, 2026, the Company had 4,275,118 shares of SATA Stock outstanding, which currently pays a monthly regular dividend rate per annum of 12.75%.
Exercises of PIPE Pre-Funded Warrants
During the period from January 1, 2026 to March 17, 2026, 1,072,289 PIPE Pre-Funded Warrants were exercised for shares of Class A common stock. As of March 17, 2026, no PIPE Pre-Funded Warrants remain outstanding.
Exercises of PIPE Traditional Warrants
There were no exercises of PIPE Traditional Warrants during the period from January 1, 2026 to March 17, 2026. As of March 17, 2026, 26,594,435 shares of Class A common stock are subject to issuance underlying unexercised PIPE Traditional Warrants.
At-the-market offerings
During the period from January 1, 2026 to March 17, 2026, the Company issued an aggregate of 8,182,150 shares of its Class A common stock under the ASST Sales Agreement for aggregate gross proceeds of $95.0 million. As of March 17, 2026, the Company has the availability to raise approximately $276.3 million through the issuance and sale of its Class A common stock pursuant to the ASST Sales Agreement.
During the period from January 1, 2026 to March 17, 2026, the Company issued an aggregate of 12,390 shares of its SATA Stock under the SATA Sales Agreement for aggregate gross proceeds of $1.2 million. As of March 17, 2026, the Company has the availability to raise approximately $497.6 million through the issuance and sale of its SATA Stock pursuant to the SATA Sales Agreement.
Other updates
In accordance with the employment terms previously approved and as disclosed in Strive, Inc.’s Form 8-K on September 15, 2025, the board of directors approved the issuance of 702,856 RSUs to the Company’s Chairman and Chief Executive Officer, Matthew Cole, which will vest over five substantially equal installments on each of the first five anniversaries of September 12, 2025 through September 12, 2030, subject to the terms of the RSU agreement and Mr. Cole’s continued employment through each applicable vesting date.
The Company has evaluated subsequent events through the date of the issuance of this Annual Report and determined that, except as disclosed within these consolidated financial statements, there have been no other events that have occurred that would require accrual or additional disclosure.
INDEX TO EXHIBITS

Exhibit Number	Description

2.1**
Agreement and Plan of Merger among Asset Entities Inc., Alpha Merger Sub, LLC, Strive Enterprises, Inc., and Strive Asset Management, LLC, dated as of May 6, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 7, 2025).

2.2**
Amended and Restated Agreement and Plan of Merger among Asset Entities Inc., Alpha Merger Sub, Inc. and Strive Enterprises, Inc., dated as of June 27, 2025 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 3, 2025).

2.3**
Agreement and Plan of Merger, dated as of September 22, 2025, by and between Strive, Inc. and Semler Scientific, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 22, 2025).

2.4
Amendment to the Merger Agreement, dated as of December 3, 2025, to that certain Agreement and Plan of Merger, dated as of September 22, 2025, by and among Strive, Inc., Strive Merger Sub, Inc., and Semler Scientific, Inc. by and among Strive, Inc., Strive Merger Sub, Inc., and Semler Scientific, Inc. (incorporated by reference to Annex B to the Company’s definitive information statement/proxy statement/prospectus filed December 5, 2025).

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

3.3	Amended and Restated Bylaws of Strive, Inc. (effective December 31, 2025) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 14, 2025).

3.4	Certificate of Designation of Variable Rate Series A Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 10, 2025).

3.5
Certificate of Amendment for Variable Rate Series A Perpetual Preferred Stock, as filed with the Nevada Secretary of State on December 9, 2025 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 9, 2025).

3.6
Certificate of Change of Strive, Inc., as filed with the Nevada Secretary of State on February 3, 2026 and effective on February 6, 2026 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 3, 2026).

4.1*	Description of Capital Stock.

4.2
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

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

4.7	Form of Certificate of Variable Rate Series A Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 10, 2025).

4.8	Form of Global Note, representing Semler Scientific, Inc.’s 4.25% Convertible Senior Notes due 2030 (included in Exhibit 10.34).

10.1
Letter Agreement between Asset Entities Inc. and Arshia Sarkhani, dated as of March 27, 2025 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.2
Letter Agreement between Asset Entities Inc. and Matthew Krueger, dated as of March 27, 2025 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.3
Letter Agreement between Asset Entities Inc. and Kyle Fairbanks, dated as of March 27, 2025 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.4
Letter Agreement between Asset Entities Inc. and Arman Sarkhani, dated as of March 27, 2025 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.5
Letter Agreement between Asset Entities Inc. and Jackson Fairbanks, dated as of March 27, 2025 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.6
Consulting Letter Agreement between Asset Entities Inc. and Michael Gaubert, dated as of March 27, 2025 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.7
Amended and Restated Waiver and Consent, dated as of March 20, 2025, between Asset Entities Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2025).

10.8**
Voting and Support Agreement by and among Strive Enterprises, Inc. and certain stockholders of Asset Entities Inc., dated as of May 6, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2025).

10.9
Form of Subscription Agreement, dated May 26, 2025, by and among Asset Entities Inc., Strive Enterprises, Inc. and the subscribers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2025).

10.10
Amended and Restated Voting and Support Agreement by and among Strive Enterprises, Inc. and certain stockholders of Asset Entities Inc., dated as of June 27, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2025).

10.11
Assignment and Assumption Agreement dated August 18, 2025, by and among Asset Entities Inc., Hybrid Assets LLC and Jeff Blue (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2025).

10.12
Letter Agreement dated August 18, 2025, between Asset Entities Inc. and Hybrid Assets LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2025).

10.13
Form of Exchange Agreement, dated August 22, 2025, by and among Asset Entities Inc., Strive Enterprises, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2025).

10.14
Notice of Termination between Asset Entities Inc. and A.G.P./Alliance Global Partners, dated as of September 8, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

10.15†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

10.16
Separation Agreement and Release of Claims between Asset Entities Inc. and Matthew Krueger, dated as of September 10, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

10.17
Separation Agreement and Release of Claims between Asset Entities Inc. and Michael Gaubert, dated as of September 10, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 12, 2025).

10.18
Form of Amendment No. 1 to the Sale and Subscription Agreements, dated as of September 15, 2025, by and between Strive, Inc. and the subscribers party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 15, 2025).

10.19
Controlled Equity OfferingSM Sales Agreement, dated as of September 15, 2025, by and between, Strive, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Form S-3 filed on September 15, 2025 (File No. 333-290252)).

10.20†	Amended and Restated Strive Enterprises, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-4 filed on August 5, 2025 (File No. 333-289280)).

10.21†	Form of Restricted Stock Award Agreement for Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form S-4 filed on August 5, 2025 (File No. 333-289280)).

10.22†
Form of Restricted Stock Unit Award Agreement for Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form S-4 filed on August 5, 2025 (File No. 333-289280)).

10.23†	Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1 filed on September 2, 2022 (File No.: 333-267258)).

10.24†
Form of Stock Option Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 filed on September 2, 2022 (File No.: 333-267258)).

10.25†
Form of Restricted Stock Award Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 filed on September 2, 2022 (File No.: 333-267258)).

10.26†
Form of Restricted Stock Unit Award Agreement for Asset Entities Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 filed on September 2, 2022 (File No.: 333-267258)).

10.27†	Strive, Inc. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 filed on September 15, 2025 (File No. 333-290254)).

10.28†	Employment Agreement between Strive, Inc. and Matthew Cole, dated as of September 15, 2025 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed on November 14, 2025).

10.29†	Employment Agreement between Strive, Inc. and Benjamin Bartley Pham, dated as of September 15, 2025 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed on November 14, 2025).

10.30†	Employment Agreement between Strive, Inc. and Brian Logan Beirne, dated as of September 15, 2025 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q filed on November 14, 2025).

10.31†	Employment Agreement between Strive, Inc. and Arshia Sarkhani, dated as of September 15, 2025 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q filed on November 14, 2025).

10.32	Letter Agreement, dated as of December 3, 2025, between Strive, Inc. and Vivek Ramaswamy (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 9, 2025).

10.33
Controlled Equity OfferingSM Sales Agreement, dated as of December 9, 2025, by and among Strive, Inc., Cantor Fitzgerald & Co., Barclays Capital Inc. and Clear Street LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on December 9, 2025).

10.34
Indenture, dated as of January 28, 2025, between Semler Scientific, Inc. and U.S Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 16, 2026).

10.35
Supplemental Indenture, dated as of January 16, 2026, by and among Semler Scientific, Inc., Strive, Inc., as guarantor, and U.S Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 16, 2026).

10.36*	Settlement Agreement effective September 10, 2025.

14.1*	Code of Business Conduct and Ethics

16.1
Letter from WWC, P.C. to the Securities and Exchange Commission dated September 15, 2025 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on September 15, 2025).

19.2*	Insider Trading Policy.

19.3*	Rule 10b5-1 Trading Plan Guidelines.

21.1*	Subsidiaries of the registrant.

22.1*	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities.

23.1*	Consent of KPMG LLP.

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recoupment Policy.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
____________
†Executive compensation plan or arrangement.
*Filed or furnished herewith.
**All schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulations S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRIVE, INC.

	By:	/s/ Matthew Cole
Matthew Cole
Chief Executive Officer
Date: March 19, 2026
	By:	/s/ Benjamin Pham
Benjamin Pham
Chief Financial Officer
Date: March 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew Cole	Chief Executive Officer and Chairman (Principal Executive Officer)	March 19, 2026
Matthew Cole

/s/ Benjamin Pham	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 19, 2026
Benjamin Pham

/s/ Brian Logan Beirne	Chief Legal Officer and Director	March 19, 2026
Brian Logan Beirne

/s/ Arshia Sarkhani	Chief Marketing Officer and Director	March 19, 2026
Arshia Sarkhani

/s/ Shirish Jajodia	Director	March 19, 2026
Shirish Jajodia

/s/ James A. Lavish	Director	March 19, 2026
James A. Lavish

/s/ Jonathan R. Macey	Director	March 19, 2026
Jonathan R. Macey

/s/ Mahesh Ramakrishnan	Director	March 19, 2026
Mahesh Ramakrishnan

/s/ Pierre Rochard	Director	March 19, 2026
Pierre Rochard

/s/ Eric Semler	Director	March 19, 2026
Eric Semler