Form 10-Q
period 2026-03-31
Strive, Inc.
filed 2026-05-14
CIK 1920406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2026, the registrant had 63,211,995 and 9,870,636 shares of Class A common stock and Class B common stock outstanding, respectively.

STRIVE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STRIVE, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$95,092	$67,499
Investments in preferred equity, at fair value	50,510	—
Prepaid expenses	2,590	2,708
Other current assets	2,787	1,569
Total current assets	150,979	71,776
Digital assets, at fair value	929,396	668,486
Property and equipment, net	872	778
Intangible assets, net	14,994	355
Right-of-use lease assets	3,932	4,037
Other non-current assets	96	95
Total assets	$1,100,269	$745,527

Liabilities:
Current liabilities:
Compensation and benefits payable	$3,667	$164
Accounts payable and other liabilities	4,881	8,560
Dividends payable	4,647	2,053
Total current liabilities	13,195	10,777
Long-term notes payable, at fair value	9,701	—
Operating lease liabilities	3,416	3,512
Total liabilities	26,312	14,289

Mezzanine equity:
Variable Rate Series A Preferred Stock, $0.001 par value; 20,000,000 shares authorized, 4,373,194 and 2,012,729 shares issued and outstanding, $437.3 million and $201.3 million redemption value and liquidation preference as of March 31, 2026 and December 31, 2025, respectively	359,174	148,802
Total mezzanine equity	359,174	148,802

Stockholders’ equity:
Class A common stock, $0.001 par value; 22,200,000,000 shares authorized, 59,286,628 and 34,936,745 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	59	699
Class B common stock, $0.001 par value; 1,050,000,000 shares authorized, 9,872,157 and 9,776,540 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	10	196
Additional paid-in capital	1,468,128	1,055,595
Accumulated deficit	(753,414)	(474,054)
Total stockholders’ equity	714,783	582,436
Total liabilities, mezzanine equity, and stockholders' equity	$1,100,269	$745,527
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenues:
Investment advisory fees	$1,347	$1,416
Medical device revenues	1,370	—
Other revenue	43	7
Total revenues	2,760	1,423

Operating expenses:
Fund management and administration	1,424	1,411
Employee compensation and benefits	13,053	2,066
General and administrative expense	5,938	1,906
Marketing and advertising	116	61
Depreciation and amortization	90	52
Total operating expenses	20,621	5,496

Investment gains/(losses):
Net unrealized loss on digital assets, at fair value	(295,778)	—
Net unrealized gain on investments in preferred equity, at fair value	490	—
Total investment gains/(losses), net	(295,288)	—

Net operating loss	(313,149)	(4,073)

Other income/(expense):
Other income	526	324
Interest expense on long-term notes payable, at fair value	(242)	—
Change in fair value on long-term notes payable, at fair value	(2,165)	—
Loss on extinguishment of debt	(8,461)	—
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	(2,594)	—
Transaction costs	(6,525)	—
Bargain purchase gain	66,704	—
Total other income, net	47,243	324

Net loss before income taxes	(265,906)	(3,749)
Income tax benefit/(expense)	—	—
Net loss	$(265,906)	$(3,749)
Dividends on preferred stock	(13,454)	—
Net loss attributable to common stockholders	$(279,360)	$(3,749)

Weighted average number of common shares outstanding:
Basic (1)	61,630,003	2,275,940
Diluted (1)	61,630,003	2,275,940

Net loss per common share:
Basic (1)	$(4.53)	$(1.65)
Diluted (1)	$(4.53)	$(1.65)
(1) Basic and diluted earnings per common share for Class A and Class B common stock are the same.
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Predecessor
	Mezzanine Equity		Stockholders' Equity
	Successor Perpetual		Predecessor		Predecessor Class A		Predecessor Class B		Successor Class A		Successor Class B		Additional	Retained Earnings/	Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Equity
Balance at December 31, 2024	—	$—	1,158,802	$72,488	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(49,146)	$23,342
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,749)	(3,749)
Balance at March 31, 2025	—	$—	1,158,802	$72,488	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(52,895)	$19,593

	Successor
	Mezzanine Equity		Stockholders' Equity
	Successor Perpetual		Predecessor		Predecessor Class A		Predecessor Class B		Successor Class A		Successor Class B		Additional	Retained Earnings/	Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Equity
Balance at December 31, 2025	2,012,729	$148,802	—	$—	—	$—	—	$—	34,936,745	$699	9,776,540	$196	$1,055,595	$(474,054)	$582,436
Adjustment of par value as a result of reverse stock split	—	—	—	—	—	—	—	—	—	(664)	—	(186)	850	—	—
Business combination with Semler Scientific, Inc.	—	—	—	—	—	—	—	—	16,090,786	16	—	—	311,167	—	311,183
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	6,529	—	6,529
Issuance of Class A common stock	—	—	—	—	—	—	—	—	8,182,150	8	—	—	94,945	—	94,953
Issuance of common stock upon vesting of restricted stock, net of withholding taxes	—	—	—	—	—	—	—	—	—	—	118,950	—	(388)	—	(388)
Exercise of warrants	—	—	—	—	—	—	—	—	53,614	—	—	—	—	—	—
Conversions of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	23,333	—	(23,333)	—	—	—	—
Issuance of Variable Rate Series A Perpetual Preferred Stock	2,360,465	219,905	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance costs	—	(9,533)	—	—	—	—	—	—	—	—	—	—	(570)	—	(570)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,454)	(13,454)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(265,906)	(265,906)
Balance at March 31, 2026	4,373,194	$359,174	—	$—	—	$—	—	$—	59,286,628	$59	9,872,157	$10	$1,468,128	$(753,414)	$714,783
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities:
Net loss	$(265,906)	$(3,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90	52
Accretion of discount on investments, net	—	89
Reduction in carrying amount of right-of-use assets	14	6
Net unrealized loss on digital assets, at fair value	295,778	—
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	2,594	—
Net unrealized gain on investments in preferred equity, at fair value	(490)	—
Change in fair value on long-term notes payable, at fair value	2,165	—
Loss on extinguishment of debt	8,461	—
Share-based compensation expense	6,529	—
Bargain purchase gain	(66,704)	—
Changes in operating assets and liabilities:
Prepaid expenses	717	(214)
Other current assets	613	(359)
Other non-current assets	—	(818)
Compensation and benefits payable	1,145	(107)
Accounts payable and other liabilities	(15,995)	(488)
Net cash used in operating activities	(30,989)	(5,588)

Cash flows from investing activities:
Purchases of digital assets, at fair value	(77,282)	—
Purchases of property and equipment	—	(50)
Cash acquired through business combination	3,513	—
Purchases of investments in preferred equity, at fair value	(50,499)	—
Proceeds from return of capital dividends	479	—
Purchases of short-term investments	—	(4,222)
Proceeds from short-term investments	—	12,493
Net cash provided by (used in) investing activities	(123,789)	8,221

Cash flows from financing activities:
Proceeds from issuance of Class A common stock	94,953	—
Proceeds from issuance of preferred stock	129,797	—
Preferred stock dividends paid	(10,861)	—
Payment of issuance costs	(10,820)	—
Payment of withholding tax on vesting of restricted stock	(388)	—
Extinguishment of Coinbase loan	(20,310)	—
Net cash provided by financing activities	182,371	—

Net increase in cash and cash equivalents	27,593	2,633
Cash and cash equivalents, beginning of period	67,499	6,155
Cash and cash equivalents, end of period	$95,092	$8,788

Non-cash investing and financing activities:
Change in declared but unpaid preferred stock dividends	$2,593	$—

Release of bitcoin held as collateral upon extinguishment of Coinbase Loan	37,971	—
Exchange of preferred stock for extinguishment of long-term notes payable, at fair value	90,108	—
Class A common stock issued as part of business combination	311,183	—
Assets and liabilities resulting from business combination:
Prepaid expenses	599	—
Other current assets	1,831	—
Digital assets, at fair value	444,029	—
Receivable for bitcoin collateral	37,971	—
Property and equipment, net	175	—
Intangible assets, net	14,650	—
Other non-current assets	1	—
Compensation and benefits payable	2,358	—
Accounts payable and other liabilities	13,029	—
Long-term notes payable, at fair value	89,495	—
Coinbase Loan	20,000	—
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization
Strive, Inc. (the "Company", "Strive", or the "Successor"), a Nevada corporation, is a structured finance company and institutional asset manager company trading on The Nasdaq Stock Market LLC ("Nasdaq") under the symbol "ASST".
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
On September 22, 2025, Strive, Inc. entered into that certain Agreement and Plan of Merger (the "Semler Scientific Merger Agreement") with Semler Scientific, Inc. ("Semler Scientific"). On January 16, 2026, pursuant to the Semler Scientific Merger Agreement, Strive Merger Sub, Inc., a wholly owned subsidiary of Strive merged with and into Semler Scientific, with Semler Scientific continuing as the surviving corporation and a wholly owned subsidiary of Strive (the "Semler Scientific Merger").
The Company earns substantially all of its revenue from investment advisory, medical device operations (including software licensing, fee-per-test, and hardware sales), and other investment management services, and generates market returns from investments in bitcoin and bitcoin-related products.
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
Since the merger between Strive Enterprises, Inc. and Asset Entities has been determined to be a reverse acquisition, with SEI being the accounting acquirer, the Company determined that SEI is the Predecessor and Strive, Inc. is the Successor. The financial information for the three months ended March 31, 2025 reflect the historical financial information of the Predecessor and is referred to as the "Predecessor Period". The financial information as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 reflect the financial information of Strive, Inc. and are referred to as the "Successor Periods".
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
Reverse stock split
On February 6, 2026, the Company amended its articles of incorporation in order to effect a 1-for-20 reverse stock split of its authorized shares of Class A and Class B common stock. Concurrently with the reverse stock split of such authorized shares, every 20 shares of the Company’s Class A and Class B common stock issued and outstanding before such split were reclassified into one share of Class A or Class B common stock, respectively, without any action on the part of the holders. Concurrently with the reverse stock split, the number of shares of Class A common stock available to purchase and the related shares underlying outstanding warrants were adjusted pro-rata to give effect to the reverse stock split. All historical share and per-share amounts of the Successor reflected throughout the accompanying consolidated financial statements and other financial information in this Quarterly Report have been retroactively adjusted to reflect the reverse stock split as if the split occurred as of the earliest Successor period presented. The reverse stock split did not affect the par value of the Class A and Class B common stock. No fractional shares were issued in connection with the reverse stock split. Any fractional share of Class A or Class B common stock that would otherwise have resulted from the reverse split were rounded up to the nearest whole share.
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
Investments in preferred equity, at fair value
The Company accounts for its investments in preferred equity in accordance with ASC 321, Investments - Equity Securities, as these investments do not provide the Company with a controlling financial interest or significant influence. The Company records its investments in preferred equity at fair value on a periodic basis, with changes in fair value recorded in the consolidated statements of operations.
Earnings per share ("EPS")
Basic net income (loss) per common share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding and assumed outstanding common stock during the period. Diluted net income (loss) per common share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of Class A and Class B common stock and potential shares of common stock outstanding during the period. Net income (loss) attributable to common stockholders is computed by deducting the dividends declared in the period on the Company’s preferred stock, if any, from net income (loss). The impact from potential shares of common stock on the diluted earnings per share calculation are included when dilutive. Potential shares of Class A common stock consisting of shares underlying employee share awards and outstanding warrants are computed using the treasury stock method, while potential shares from the Semler Convertible Notes are computed using the if-converted method. Potentially dilutive shares are only included in the amount of dilutive shares if their impact results in dilution to net income (loss) per share.
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

(3) Digital Assets, at Fair Value
The Company accounts for its digital assets, which are comprised solely of bitcoin, in accordance with ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets. The Company’s digital assets are initially recorded at cost, inclusive of transaction costs and fees. The Company subsequently remeasures its digital assets to fair value at the end of each reporting period in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, resulting in their classification as Level 1 instruments. Any changes in fair value are recognized in net income within net unrealized gain (loss) on digital assets, at fair value. As of March 31, 2026, there are no contractual restrictions on the Company's holdings of digital assets.
The following table provides a summary of the changes in the Company's digital assets, at fair value for the three months ended March 31, 2026 (in thousands):

Three Months Ended March 31, 2026
Balance, beginning of period	$668,486
Acquisitions	521,311
Release of bitcoin held as collateral upon extinguishment of Coinbase loan	35,377
Sales	—
Aggregate cost basis	1,225,174
Change in fair value	(295,778)
Balance, end of period	$929,396

The Company's investments in digital assets, at fair value are summarized below. The Company did not hold any investments in digital assets prior to September 12, 2025.

	March 31, 2026	December 31, 2025
Approximate number of bitcoin held	13,628	7,627
Weighted average acquisition cost	104,174	113,153
Fair value per bitcoin	68,198	87,650
(4) Business Combination
Acquisition of Semler Scientific, Inc.
On September 22, 2025, Strive, Inc. entered into the Semler Scientific Merger Agreement with Semler Scientific, Inc. On January 16, 2026, pursuant to the Semler Scientific Merger Agreement, Strive Merger Sub, Inc., a wholly owned subsidiary of Strive merged with and into Semler Scientific, with Semler Scientific continuing as the surviving corporation and a wholly owned subsidiary of Strive.
The Company accounted for the transaction as a business combination under ASC 805, Business Combinations, with the Company being the acquirer. As a result, the Company recognized the assets acquired and liabilities assumed at their acquisition date fair value, with a bargain purchase gain of $66.7 million recognized based on the excess of the net assets acquired and consideration transferred. The initial accounting for the acquisition is provisional because the fair values of certain assets acquired and liabilities assumed have not yet been finalized. The Company expects to finalize the valuation and accounting within the measurement period, which will not exceed one year from the acquisition date.
As part of the Semler Scientific Merger, the Company incurred transaction costs of $6.5 million during the three months ended March 31, 2026.
The following table summarizes the consideration transferred and the assets acquired and liabilities assumed at their acquisition date fair value (in thousands):

Consideration transferred:
Strive, Inc. Class A common stock and fair value of assumed options	$311,183
Assets acquired and liabilities assumed:
Cash and cash equivalents	3,513
Prepaid expenses	599

Other current assets	1,831
Digital assets	444,029
Receivable for bitcoin collateral	37,971
Intangible assets	14,650
Property and equipment	175
Other non-current assets	1
Accounts payable and other liabilities	(13,029)
Compensation and benefits payable	(2,358)
Long-term notes payable	(89,495)
Coinbase Loan	(20,000)
Total identifiable net assets	$377,887
Bargain purchase gain	(66,704)
Total	$311,183
Supplemental pro forma information
The unaudited supplemental pro forma financial information presented below has been prepared as if the Semler Scientific Merger had occurred in the earliest presented period. The pro forma financial information is developed using estimates and assumptions based on information available at the time. The Company believes such estimates and assumptions to be reasonable; however, the unaudited pro forma financial information is not necessarily indicative of what the combined company's results would have been had the acquisition been completed as of the beginning of the periods as indicated, nor does it purport to represents the Company's future results. As the financial information for the three months ended March 31, 2025 represents the financial information of the Predecessor, no such pro forma financial information has been included. Amounts below are presented in thousands, other than per-share amounts.

Three Months Ended March 31, 2026
Total revenues	$3,149
Net loss	(267,039)
The pro forma financial information has been calculated after adjusting to reflect certain business combination and one-time accounting impacts, such as fair value adjustments and transaction expenses related to the Semler Scientific Merger as if it had occurred in the earliest period presented.
On January 16, 2026, in connection with the Semler Scientific Merger, the Company assumed $100.0 million of the 4.25% Convertible Senior Notes due 2030 (the “Semler Convertible Notes”) from Semler Scientific. Upon the completion of the Semler Scientific Merger, Semler Scientific, Strive, and U.S Bank Trust Company, National Association, as trustee, entered into a supplemental indenture, dated January 16, 2026 (the “Supplemental Indenture”), to that certain indenture, dated as of January 28, 2025 (such indenture as so amended, supplemented and modified from time to time, the “Convertible Notes Indenture”), pursuant to which Semler Scientific originally issued its Semler Convertible Notes. In addition, the Company assumed Semler Scientific's capped call contracts, which were intended to reduce potential dilution or offset any cash payments. On January 22, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Semler Convertible Notes, representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of the Company's Variable Rate Series A Perpetual Preferred Stock, par value $0.001 per share (the "SATA Stock") concurrent with the closing of the Follow-On Offering (as defined below) (the “Notes Exchange”).
On January 16, 2026, in connection with the Semler Scientific Merger, the Company assumed a $20.0 million loan with Coinbase Credit Inc. from Semler Scientific (the “Coinbase Loan”). On January 27, 2026, the Company fully retired the Coinbase Loan. See Note 12 for more information on the Follow-On Offering of SATA Stock. Upon the extinguishment of the Coinbase Loan, 398 bitcoin previously held by the lender as collateral to the Coinbase Loan were returned to the Company's custody, with the lender no longer having the rights to sell, pledge, or re-hypothecate such bitcoin. As a result, the Company recorded a loss of $2.6 million based on the difference between the basis of the receivable for bitcoin collateral and the fair value bitcoin at the extinguishment date. During the three months ended March 31, 2026, the Company recorded a loss on extinguishment of debt of $0.3 million related to the extinguishment of the Coinbase Loan.

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
(5) Investments in Preferred Equity, at Fair Value
Investments in preferred equity, at fair value consists of shares of Variable Rate Series A Perpetual Stretch Preferred Stock of Strategy Inc. ("STRC Stock") and are carried at fair value. The Company utilizes such investments in preferred equity for yield generation, while maintaining flexibility to use such investments to fund current operations when necessary. The Company did not hold any investments in preferred equity, at fair value as of December 31, 2025. A summary of the changes of the Company's investments in preferred equity, at fair value are summarized below (in thousands):

Three Months Ended March 31, 2026
Balance, beginning of period	$—
Acquisitions	50,499
Return of capital dividends	(479)
Sales	—
Aggregate cost basis	50,020
Change in fair value	490
Balance, end of period	$50,510
(6) Long-Term Notes Payable, at Fair Value
On January 16, 2026, in connection with the Semler Scientific Merger, the Company assumed $100.0 million of the 4.25% Convertible Senior Notes due 2030 from Semler Scientific (the "Semler Convertible Notes"). In addition, the Company assumed Semler Scientific's capped call contracts, which were intended to reduce potential dilution or offset any cash payments.
The Semler Convertible Notes are general senior, unsecured obligations of the Company and will mature on August 1, 2030, unless earlier converted, redeemed or repurchased. The Semler Convertible Notes bear interest at a rate of 4.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2025. The Semler Convertible Notes are convertible for Class A common stock at the option of the holders based on the terms as set forth in the Convertible Notes Indenture. On or after May 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Semler Convertible Notes may convert all or any portion of their Semler Convertible Notes at any time. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Convertible Notes Indenture.
As of March 31, 2026, the conversion rate for the Semler Convertible Notes was 13.7694 shares of the Company’s Class A common stock per $1,000 principal amount of Semler Convertible Notes. The conversion rate of the Semler Convertible Notes is subject to adjustment under certain circumstances in accordance with the terms of the Convertible Notes Indenture.
The Company may not redeem the Semler Convertible Notes prior to August 4, 2028. The Company may redeem for cash all or any portion of the Semler Convertible Notes (subject to the partial redemption limitation described in the Convertible Notes Indenture), at its option, on or after August 4, 2028 and prior to the 21st scheduled trading day immediately preceding the maturity date, if the last reported sale price of its common stock has been at least 130% of the conversion price for the Semler Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Semler Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The Company elected the fair value option on the Semler Convertible Notes, with changes in fair value recorded through earnings each period. On January 22, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Semler Convertible Notes, representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of

SATA Stock concurrent with the closing of the Follow-On Offering. During the three months ended March 31, 2026, the Company recorded a loss on extinguishment of debt of $8.2 million related to the partial extinguishment of the Semler Convertible Notes.
During the three months ended March 31, 2026, the Company recorded a change in fair value on long-term notes payable, at fair value of $2.2 million. As of March 31, 2026, $10.0 million aggregate principal amount of the Semler Convertible Notes remained outstanding. During the period from April 1, 2026 to May 12, 2026, the Company repurchased the remaining balance of long-term notes payable, at fair value. As of May 12, 2026, the Company has no short or long-term debt outstanding.
(7) Revenue
The Company earns substantially all of its revenue from investment advisory, medical device operations (including software licensing, fee-per-test, and hardware sales), and other investment management services. The table below summarizes the Company's investment advisory fees, medical device revenues, and other revenue (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Investment advisory fees	$1,347	$1,416
Medical device revenues	1,370	—
Other revenue	43	7
Total revenue	$2,760	$1,423
No individual customer accounted for 10% or greater of revenue for any period.
(8) Commitments and Contingencies
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
(9) Fair Value Measurements
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
The carrying value of cash and cash equivalents, compensation and benefits payable, accounts payable and other liabilities, and dividends payable are considered to be a reasonable estimate of fair value due to the short term nature and low credit risk of these short-term financial instruments.
The tables below provides a summary of the Company's financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, as of March 31, 2026 and December 31, 2025 (in thousands):

		March 31, 2026	December 31, 2025
	Level	Fair Value	Fair Value
Assets:
Investments in preferred equity, at fair value	Level 1	$50,510	$—
Digital assets, at fair value	Level 1	929,396	668,486

Liabilities:
Long-term notes payable, at fair value	Level 1	$9,701	$—
(10) Share-Based Compensation
Pursuant to the Strive, Inc. Amended and Restated 2022 Equity Incentive Plan (the "2022 Plan") and the Strive, Inc. 2026 Omnibus Equity Incentive Plan (the "2026 Plan", and together with the 2022 Plan, the "Plans"), as such Plans may be amended from time to time, the Company may, subject to the terms and limitations of the Plans, grant compensatory awards, including restricted stock ("RSAs"), stock appreciation rights, restricted stock units ("RSUs"), incentive stock options, and non-statutory stock options. In connection with the consummation of the Semler Scientific Merger, options to purchase 0.4 million and 0.6 million shares of Class A common stock previously issued under the Semler Scientific, Inc. 2014 Stock Option and Incentive Plan and the Semler Scientific, Inc. 2024 Stock Option and Incentive Plan (collectively, the "Semler Scientific Plans"), respectively, were assumed by the Company. As of March 31, 2026, 1.1 million options remain outstanding, with a weighted average exercise price of $32.26. As of March 31, 2026, aggregate unrecognized compensation expense for outstanding option awards was $2.1 million, which is expected to be recognized over a remaining weighted-average period of 2.8 years.
Incentive Stock Options
Pursuant to the 2026 Plan, options to purchase shares of the Company's common stock may be granted at an exercise price not less than 100% of the fair value of the common stock subject to the option on the date the option is granted. A maximum of 5.5 million shares of common stock were authorized for issuance under the 2026 Plan. Of this amount, 5.5 million shares remain available for future awards as of March 31, 2026.
Restricted Stock and Restricted Stock Units
Pursuant to the Plans, RSAs and RSUs may be granted to certain employees, directors, and consultants. Substantially all RSAs and RSUs vest over periods ranging from one to five years, pro-rata over the requisite service period, with the first vesting event occurring at the first anniversary of the award's grant date, with subsequent pro-rata vesting events quarterly thereafter. The RSU grants also contain a performance condition requiring a Liquidity Event or IPO, as defined in the Plans, to occur for the vesting of the RSUs. Compensation cost is recognized using the straight-line method over the requisite service period, to the extent such performance condition is deemed probable, which occurred upon the consummation of the Asset Entities Merger.
As of March 31, 2026, there are no shares available for future awards under the 2022 Plan. The 2026 Plan permits the grant of up to 5.9 million shares of common stock, of which 5.0 million remain available for future awards as of March 31, 2026.
During the three months ended March 31, 2026, the Company granted 0.9 million RSU awards with a grant date fair value of $9.2 million. The RSU awards were valued using the market price of our Class A common stock at the grant date.
During the three months ended March 31, 2025, the Predecessor granted 27 thousand RSU awards (which, after giving effect to the Exchange Ratio as a result of the Asset Entities Merger, equaled 1.9 million RSU awards, or 94 thousand on a split-adjusted basis) with a grant date fair value of $1.3 million.
At March 31, 2026, aggregate unrecognized compensation expense for unvested equity awards was $47.1 million, which is expected to be recognized over a remaining weighted-average period of 2.6 years.

At December 31, 2025, aggregate unrecognized compensation expense for unvested equity awards was $43.8 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.
(11) Stockholders' Equity
Common Stock:
Authorized Capital
The Company has 22.2 billion and 1.05 billion authorized shares of Class A and Class B common stock, respectively, all of which have a designated par value of $0.001 per share. Each holder of Class A common stock is entitled to one vote per Class A common share held, while each holder of Class B common stock is entitled to ten votes per Class B common share held.
PIPE Financing
On May 26, 2025, Asset Entities Inc. and Strive Enterprises, Inc., entered into subscription agreements with certain accredited investors (the "PIPE Subscribers" and the transactions collectively, the "PIPE Transactions"), pursuant to which the PIPE Subscribers agreed to purchase, and the Company agreed to sell, shares of the Company's Class A common stock (the "Class A common shares"), with certain PIPE Subscribers agreeing to purchase pre-funded warrants (the "PIPE Pre-Funded Warrants") to purchase shares of Class A common stock at a price of $1.3499 ($26.9980 on a split-adjusted basis) in lieu of Class A common shares. Each PIPE Pre-Funded Warrant gives the holder the right to purchase a share of Class A common stock (1/20th of a share of Class A common stock on a split-adjusted basis) at an exercise price of $0.0001 per share ($0.0020 on a split-adjusted basis). For each share of Class A common stock and PIPE Pre-Funded Warrant purchased, the holder received a traditional warrant (the "PIPE Traditional Warrants"), which gives the holder the right to purchase a share of Class A common stock (1/20th of a share of Class A common stock on a split-adjusted basis) at an exercise price of $1.35 per share ($27.00 on a split-adjusted basis).
The table below summarizes activity related to the Company's PIPE Traditional Warrants and PIPE Pre-Funded Warrants for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	PIPE Traditional Warrants	PIPE Pre-Funded Warrants
PIPE warrants outstanding, beginning of period	531,888,702	1,072,289
Issued	—	—
Exercised	—	(1,072,289)
Expired	—	—
PIPE warrants outstanding, end of period	531,888,702	—
(1) Each warrant gives the holder the right to purchase 1/20th of a share of Class A common stock.
At-the-Market Common Equity Program
On September 15, 2025, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ASST Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company, from time to time, at its option, may offer and sell shares of its Class A common stock to or through the Agent, acting as the principal and/or the sole agent, having an aggregate sales price of up to $450.0 million. During the three months ended March 31, 2026, the Company issued 8.2 million shares of Class A common stock for aggregate gross proceeds of $95.0 million. As of March 31, 2026, the Company has the availability to raise approximately $276.3 million through the issuance and sale of its Class A common stock pursuant to the ASST Sales Agreement.
Share Repurchase Program
On September 15, 2025, the Company's Board of Directors authorized the purchase of up to $500.0 million of its Class A common stock through a share repurchase program. Repurchases may be made from time-to-time, subject to general business and market conditions, other investment opportunities, and applicable legal requirements. Repurchases may be made through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. During the three months ended March 31, 2026, the Company has not repurchased any Class A common stock. As of March 31, 2026, $500.0 million of Class A common stock remains available for repurchase through the share repurchase program.

(12) Redeemable Preferred Stock
Authorized Capital
The Company has 21.0 billion authorized shares of preferred stock, which have a designated par value of $0.001 per share. The Company's Variable Rate Series A Perpetual Preferred Stock (“SATA Stock”) is classified within mezzanine equity as certain events that could cause such outstanding shares to become redeemable are not solely within the control of the Company. Issuances of the SATA Stock are recognized based on proceeds received, net of issuance costs and are not accreted to its redemption value unless it is probable that the SATA Stock will become redeemable. The Company has evaluated the probability of a redemption in connection with a Fundamental Change (as defined in the Certificate of Designation (as defined below)). Based on current facts and circumstances and the Company’s current and projected capital structure, management has determined that the occurrence of a Fundamental Change is remote. Accordingly, the Company concluded that accretion to the redemption value of the Preferred Stock is not required as of the reporting date.
Variable Rate Series A Perpetual Preferred Stock
On November 10, 2025, the Company completed a registered public offering of 2,000,000 shares of its SATA Stock. The Company filed a certificate of designation (the "Certificate of Designation") with the Nevada Secretary of State designating and establishing the terms of the SATA Stock. The SATA Stock is listed for trading on the Nasdaq Global Market under the symbol “SATA.”
On January 27, 2026, the Company issued 1,320,000 shares of SATA Stock in a public offering registered under the Securities Act (the "Follow-On Offering"). The Company received approximately $109.3 million of net proceeds, after deducting the underwriting discounts and commissions and offering expenses, from the issuance of our SATA Stock in the Follow-On Offering. On January 22, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Semler Convertible Notes, representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of SATA Stock concurrent with the closing of the Follow-On Offering.
The SATA Stock accumulates cumulative dividends ("regular dividends") at a variable rate (as described below) per annum on the stated amount of $100 per share thereof. Regular Dividends on the SATA Stock will be payable when, as and if declared by the Company’s board of directors or any duly authorized committee thereof, out of funds legally available for their payment, monthly in arrears on the 15th calendar day of each calendar month. The Company has the right, in its sole and absolute discretion, to adjust the monthly regular dividend rate per annum applicable to subsequent regular dividend periods. The Company’s right to adjust the monthly regular dividend rate per annum is subject to certain restrictions. For example, the Company is not permitted to reduce the monthly regular dividend rate per annum that will apply to any regular dividend period (i) by more than the following amount from the monthly regular dividend rate per annum applicable to the prior regular dividend period: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the one-month term secured overnight financing rate (“SOFR”) rate on the first business day of such prior regular dividend period, over (y) the minimum of the one-month term SOFR rates that occur on the business days during the period from, and including, the first business day of such prior regular dividend period to, and including, the last business day of such prior regular dividend period; or (ii) to a rate per annum that is less than the one-month term SOFR rate in effect on the business day before the Company provides notice of the next monthly regular dividend rate per annum. In addition, the Company is not entitled to elect to reduce the monthly regular dividend rate per annum unless and until (x) three (3) months following the initial issue date, or such earlier time as the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day of twenty (20) consecutive trading days at any time during the three (3) months following the initial issuance date exceeds $100, (y) all accumulated regular dividends, if any, on the SATA Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full, and (z) the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day during the immediately preceding regular dividend period is not less than $99 per share. The Company’s current intention (which is subject to change in the Company’s sole and absolute discretion) is to adjust the monthly regular dividend rate per annum in such manner as the Company believes will maintain SATA Stock’s trading price within its stated long-term range of $99 and $101 per share. Declared regular dividends on the SATA Stock will be payable solely in cash. In the event that any accumulated regular dividend on the SATA Stock is not paid on the applicable regular dividend payment date, then SATA Compounded Dividends will accumulate on the amount of such unpaid regular dividend, compounded monthly. As of March 31, 2026 and December 31, 2025, there are no accumulated SATA Compounded Dividends.
The SATA Stock initially had a liquidation preference of $100 per share, subject to adjustment as set forth below (the “Liquidation Preference”), with a Liquidation Preference of $100 per share as of March 31, 2026 and December 31, 2025. Effective immediately after the close of business on each business day after the initial issue date (and, if applicable, during the course of a business day on which any sale transaction to be settled by the issuance of the SATA Stock is executed, from the exact time of the first such sale transaction during such business day until the close of business of such business day), the Liquidation Preference per share of SATA Stock will be adjusted to be the greatest of (i) the stated amount per share of SATA Stock; (ii) in the case of any business day with respect to which Strive has, on such business day, executed any sale transaction to be settled by the issuance of SATA Stock, an amount equal to the last reported sale price per share of SATA Stock on the trading day immediately before such business day; and (iii) the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day of the ten consecutive trading days (or, if applicable, the lesser number of trading days as have elapsed during the period from, and including, the initial issue date to, but excluding, such business day) immediately preceding such business day.
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
The SATA Stock has voting rights with respect to certain amendments to Strive’s articles of incorporation and the Certificate of Designation, certain business combination transactions and certain other matters. However, holders of the SATA Stock will not always be entitled to vote with holders of Class A common stock on matters on which holders of Class A common stock are entitled to vote.
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

On May 13, 2026, the Company filed an Amended and Restated Certificate of Designation (the “Amended and Restated SATA Certificate of Designation”) with the Nevada Secretary of State, which amended and restated the Certificate of Designation originally filed on November 10, 2025, as amended by that certain Certificate of Amendment to the Certificate of Designation filed on December 9, 2025 (as amended, the “Original Certificate of Designation”), and which established the amended and restated terms of its Variable Rate Series A Perpetual Preferred Stock, $0.001 par value per share (the “SATA Stock”).
The Amended and Restated SATA Certificate of Designation provides that, on and after the Amendment and Restatement Effective Date (as defined below), regular dividend payments on SATA Stock will be calculated on a monthly basis (as contemplated by the Original Certificate of Designation), other than the period from June 16, 2026 to June 30, 2026 (which shall be calculated on a pro rata basis, with such required dividend payments due for such period equal to half a month of regular dividend payments); provided that any such payments shall be calculated for each Monthly Dividend Period (as defined below) and subdivided and paid on each Regular Dividend Payment Date (as defined below) in equally divided installments based on the number of Regular Dividend Payment Dates in each such Monthly Period (as determined by the Company at least one Business Day (as defined below) prior to such Monthly Period). When and if declared by the board of directors of the Company, dividends will be paid on each Regular Dividend Payment Date to the holders of record as of the Close of Business on the Regular Record Date (as defined below) immediately preceding the applicable Regular Dividend Payment Date.
If any accumulated regular dividend (or any portion thereof) on the SATA Stock is not paid on the applicable Regular Dividend Payment Date and remains unpaid on the first Monthly Dividend Compliance Date (as defined below) that is concurrent with or subsequent to the applicable regular dividend payment (or, if such Monthly Dividend Compliance Date is not a Business Day, the next Business Day), then additional regular dividends (“Compounded Dividends”) will accumulate on the amount of such unpaid regular dividend for the benefit of the holders of record as of the close of business on the Regular Record Date immediately preceding the applicable Regular Dividend Payment Date, compounded monthly at the monthly Compounded Dividend Rate (as defined in the Amended and Restated SATA Certificate of Designation).
In addition, the obligations of the Company under the Original Certificate of Designation to provide a notice of dividend deferral and use commercially reasonable efforts to raise proceeds in the event of a dividend deferral for the purpose of making deferred payments, and the limitations on the Company with respect to dividends on parity stock or other certain payments, have been amended to refer to the Monthly Dividend Compliance Date on or following a deferred Regular Dividend Payment Date, in lieu of such Regular Dividend Payment Date.
As used in the Amended and Restated SATA Certificate of Designation:
“Business Day” means any day other than a Saturday, a Sunday or, any day on which the Federal Reserve Bank of New York is authorized or required by law or executive order to close or be closed, any day that is not a Trading Day, or any day that the Depositary is closed for business or providing limited settlement services.
“Monthly Dividend Compliance Date” means (i) June 15, 2026 and (ii) subsequent to June 15, 2026, the final calendar day of each calendar month, with the first Monthly Dividend Compliance Date occurring after the Amendment and Restatement Effective Date being June 15, 2026 and the second Monthly Dividend Compliance Date occurring after the Amendment and Restatement Effective Date being June 30, 2026.
“Monthly Dividend Period” means each period from, and including, the Business Day after a Monthly Dividend Compliance Date to, and including, the next Monthly Dividend Compliance Date.
“Regular Dividend Payment Date” means, with respect to any share of Perpetual Preferred Stock, each Business Day of each Monthly Dividend Period.
“Regular Record Date” means, with respect to any Regular Dividend Payment Date, the Business Day immediately preceding the Business Day on which such Regular Dividend Payment Date occurs.
If the number of Business Days in a Monthly Dividend Period is less than the number of Business Days as previously determined by the Company in respect of such Monthly Dividend Period as a result of a scheduled Business Day no longer being a Business Day during such Monthly Dividend Period, then the Company may elect to pay any regular dividend installment previously scheduled for such day that was scheduled to be a Business Day but was not a Business Day on any subsequent Business Day by means of an increased payment amount or additional payment without penalty in respect of the delay.
The Amended and Restated SATA Certificate of Designation will be effective as of 12:01 a.m. Pacific Daylight Time on June 15, 2026 (the “Amendment and Restatement Effective Date”).
Notwithstanding the above, the Regular Dividend occurring on June 15, 2026 for the period on and prior to June 15, 2026 will be calculated and paid and, to the extent applicable, accumulate, in the manner set forth in the Original Certificate of Designation.
Except as summarized above, the material terms of the Amended and Restated SATA Certificate of Designation otherwise remain unchanged from the Original Certificate of Designation.

Dividends on Preferred Stock
During the three months ended March 31, 2026, the Company declared dividends to holders of SATA Stock of $13.5 million, or $3.1250 per share of SATA Stock. The monthly regular dividend rate as of March 31, 2026 and December 31, 2025 per annum was 12.75% and 12.25%, respectively.
At-the-Market Preferred Equity Program
On December 9, 2025, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “SATA Sales Agreement”) with each of Cantor Fitzgerald & Co., Barclays Capital Inc., and Clear Street LLC (each, an "Agent", and collectively the “Agents”), pursuant to which the Company, from time to time, at its option, may offer and sell shares of its SATA Stock to or through the Agents, acting as the principal and/or agent, having an aggregate sales price of up to $500.0 million. During the three months ended March 31, 2026, the Company issued 110 thousand shares of SATA Stock for aggregate gross proceeds of $11.0 million. As of March 31, 2026, the Company had the availability to raise approximately $487.8 million through the issuance and sale of its SATA Stock pursuant to the SATA Sales Agreement.
(13) Basic and Diluted Earnings (Loss) per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common stock outstanding during the respective period. The impact from potential shares of common stock on the diluted earnings per common share calculation are included only when dilutive.
Basic and diluted earnings (loss) per common share are calculated as follows (in thousands, except for share and per share data):

	Successor	Predecessor
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Numerator:
Net loss	$(265,906)	$(3,749)
Dividends on preferred stock	(13,454)	—
Net loss attributable to common stockholders - Basic	$(279,360)	$(3,749)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	61,630,003	2,275,940

Income (loss) per common share:
Basic income (loss) per common share	$(4.53)	$(1.65)
Diluted income (loss) per common share	$(4.53)	$(1.65)
During the three months ended March 31, 2026, 1.3 million weighted-average shares of potential common stock related to outstanding warrants, convertible notes, and stock awards were excluded from the computation of diluted earnings (loss) per common share as their impact would have been anti-dilutive.
During the three months ended March 31, 2025, 1.2 million weighted-average shares of potential common stock were excluded from the computation of diluted earnings (loss) per common share as their impact would have been anti-dilutive and certain performance-contingent RSUs were excluded from the diluted EPS calculation because the contractual contingencies were not met.
(14) Income Taxes
The Company had no income tax benefit or expense during the three months ended March 31, 2026 and 2025, which resulted in an effective tax rate of zero for each period. The Company's effective tax rate differs from the U.S. federal corporate statutory rate of 21.0% primarily due to Company's net loss from operations, which resulted in a net taxable loss for each period. The Company did not recognize any net deferred tax asset as of March 31, 2026 and December 31, 2025 due to the establishment of a full valuation allowance.
Internal Revenue Code ("IRC") Section 382 addresses company ownership changes and specifically limits the utilization of certain deduction and tax attributes on an annual basis. As a result of the Asset Entities Merger and Semler Scientific Merger, the Company's tax attributes, including net operating losses, may be subject to IRC Section 382 limitations.

(15) Segment Information
Prior to second quarter of 2025, the Company's management evaluated performance and allocated resources in consideration of only one operating segment, the Asset Management segment, as the Company's sole operations were related to its asset management business, with no consideration of a potential bitcoin treasury strategy. As a result, prior to the second quarter of 2025, all revenues and expenses were related to the Company's Asset Management segment. As a result of the Semler Scientific Merger, the Company's management directs operations as three reportable operating segments, the “Asset Management” segment, which provides investment advisory services, the "Medical Device" segment, which operates the medical device operations, and the "Corporate & Other" segment, which includes the Company's bitcoin operations. Costs that are not directly allocable to a specific operating segment, including, but not limited to, employee-related costs, general and administrative expenses, such as rent expense, and depreciation and amortization, are allocated using a reasonable allocation methodology, which is primarily represented by the relative percentage of resources used by each segment.
The Company's CODM is its Chief Executive Officer, who utilizes key financial metrics, including net income (loss), to assess performance and make decisions regarding allocation of resources, such as capital allocation, determining compensation, and managing costs. The CODM also evaluates significant revenues and expenses by reportable segment to evaluate key operating decisions.
The following summarizes the information reviewed by the CODM to evaluate the net income (loss) of the Company's Asset Management, Medical Device, and Corporate & Other segments for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31, 2026 (Successor)
	Asset Management	Medical Device	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$1,347	$—	$—	$1,347
Medical device revenues	—	1,370	—	1,370
Other revenue	—	—	43	43
Total revenues	1,347	1,370	43	2,760

Operating expenses:
Fund management and administration	1,424	—	—	1,424
Employee compensation and benefits	1,291	5,178	6,584	13,053
General and administrative expense	637	2,270	3,031	5,938
Marketing and advertising	7	—	109	116
Depreciation and amortization	—	32	58	90
Total operating expenses	3,359	7,480	9,782	20,621

Investment gains/(losses):
Net unrealized loss on digital assets, at fair value	—	—	(295,778)	(295,778)
Net unrealized gain on investments in preferred equity, at fair value	—	—	490	490
Net investment gains/(losses)	—	—	(295,288)	(295,288)

Net operating loss	(2,012)	(6,110)	(305,027)	(313,149)

Other income/(expense):
Other income	11	205	310	526
Interest expense on long-term notes payable, at fair value	—	—	(242)	(242)
Change in fair value on long-term notes payable, at fair value	—	—	(2,165)	(2,165)
Loss on extinguishment of debt	—	—	(8,461)	(8,461)
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	—	—	(2,594)	(2,594)
Transaction costs	—	—	(6,525)	(6,525)
Bargain purchase gain	—	—	66,704	66,704
Total other income/(expense)	11	205	47,027	47,243

Net loss before income taxes	(2,001)	(5,905)	(258,000)	(265,906)

Income tax benefit/(expense)	—	—	—	—
Net loss	$(2,001)	$(5,905)	$(258,000)	$(265,906)

	Three Months Ended March 31, 2025 (Predecessor)
	Asset Management	Medical Device	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$1,416	$—	$—	$1,416
Medical device revenues	—	—	—	—
Other revenue	7	—	—	7
Total revenues	1,423	—	—	1,423

Operating expenses:
Fund management and administration	1,411	—	—	1,411
Employee compensation and benefits	2,066	—	—	2,066
General and administrative expense	1,906	—	—	1,906
Marketing and advertising	61	—	—	61
Depreciation and amortization	52	—	—	52
Total operating expenses	5,496	—	—	5,496

Investment gains/(losses):
Net unrealized loss on digital assets, at fair value	—	—	—	—
Net unrealized gain on investments in preferred equity, at fair value	—	—	—	—
Net investment gains/(losses)	—	—	—	—

Net operating loss	(4,073)	—	—	(4,073)

Other income/(expense):
Other income	324	—	—	324
Interest expense on long-term notes payable, at fair value	—	—	—	—
Change in fair value on long-term notes payable, at fair value	—	—	—	—
Loss on extinguishment of debt	—	—	—	—
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	—	—	—	—
Transaction costs	—	—	—	—
Bargain purchase gain	—	—	—	—
Total other income/(expense)	324	—	—	324

Net loss before income taxes	(3,749)	—	—	(3,749)
Income tax benefit/(expense)	—	—	—	—
Net loss	$(3,749)	$—	$—	$(3,749)

The total assets of the Company's operating segments are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Asset Management	$1,284	$1,279
Medical Device	17,632	—
Corporate & Other	1,081,353	744,248
Total	$1,100,269	$745,527
(16) Subsequent Events
Change to Daily Dividend Payments on Variable Rate Series A Perpetual Preferred Stock
Pursuant to the Amended and Restated SATA Certificate of Designation as described in Note 12, the frequency of regular dividend payments on SATA Stock shall be changed from a monthly basis to a per-Business Day basis. Daily dividends will begin on June 16, 2026 and be paid if and when declared by the board of directors of the Company.
Digital asset, STRC Stock, and cash and cash equivalents update
During the period from April 1, 2026 to May 12, 2026, the Company purchased 1,381 bitcoin at an average price of approximately $76,524 per bitcoin, inclusive of fees and expenses. As of May 12, 2026, the Company held $87.6 million of cash and cash equivalents and held STRC Stock with a fair value of $50.5 million. The Company's bitcoin treasury totaled 15,009 bitcoin as of May 12, 2026.
Dividend Rate on SATA Stock
Strive's board of directors maintained the regular dividend rate per annum on the Company’s SATA Stock at 13.00%, effective for monthly periods commencing on or after May 16, 2026.
Debt update
During the period from April 1, 2026 to May 12, 2026, the Company repurchased the remaining balance of long-term notes payable, at fair value. As of May 12, 2026, the Company has no short or long-term debt outstanding.
Capital stock update
As of May 12, 2026, the Company had 63,211,995 and 9,870,636 shares of Class A common stock and Class B common stock outstanding, respectively.
As of May 12, 2026, the Company had 4,959,536 shares of SATA Stock outstanding, which currently pays a monthly regular dividend rate per annum of 13.00%.
At-the-market offerings
During the period from April 1, 2026 to May 12, 2026, the Company issued an aggregate of 3,894,512 shares of its Class A common stock under the ASST Sales Agreement for aggregate gross proceeds of $58.4 million. As of May 12, 2026, the Company has the availability to raise approximately $217.9 million through the issuance and sale of its Class A common stock pursuant to the ASST Sales Agreement.
During the period from April 1, 2026 to May 12, 2026, the Company issued an aggregate of 586,342 shares of its SATA Stock under the SATA Sales Agreement for aggregate gross proceeds of $58.6 million. As of May 12, 2026, the Company has the availability to raise approximately $429.2 million through the issuance and sale of its SATA Stock pursuant to the SATA Sales Agreement.
The Company has evaluated subsequent events through the date of the issuance of this Quarterly Report and determined that, except as disclosed within these consolidated financial statements, there have been no other events that have occurred that would require accrual or additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. References to "we", "us", "our", or "the Company" refer to Strive, Inc. and its consolidated subsidiaries unless specifically stated otherwise.
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
Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results of Company will not differ materially from any projected future results expressed or implied by such forward-looking statements. Additional factors that could cause results to differ materially from those described above can be found under the “Risk Factors” heading in Company’s Annual Report on Form 10-K and the risks that can be found in Company’s other documents filed with the SEC. The actual results anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Company. Investors are cautioned not to rely too heavily on any such forward-looking statements. Forward-looking statements contained in this Quarterly Report speak only as of the date hereof, and Company undertakes no obligation to update or clarify these forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.
1:20 Reverse Stock Split
On February 6, 2026, we completed a 1:20 reverse stock split of our Class A and Class B Common Stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, all applicable share and per share information of the Successor presented within this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. Concurrent with the effectiveness of the Reverse Stock Split, the number of shares of Class A Common Stock available to purchase and the related shares underlying outstanding warrants were adjusted pro-rata to give effect to the Reverse Stock Split.
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

As of March 31, 2026, the Company manages over $2.5 billion in AUM. These activities provide recurring, fee-based revenue streams which increase with AUM.
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
As of March 31, 2026, our digital assets, at fair value totaled approximately $929.4 million within our consolidated statement of financial condition, consisting of approximately 13,628 bitcoin. We also held $95.1 million in cash and cash equivalents and STRC Stock with a fair value of $50.5 million, putting us in a position to strategically deploy capital to bolster our treasury. As of May 12, 2026, our cash and cash equivalents totaled $87.6 million, while our position in the STRC Stock had a fair value of $50.5 million. Our bitcoin treasury totaled 15,009 bitcoin as of May 12, 2026.
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
Recent Developments
Change to Daily Dividend Payments on Variable Rate Series A Perpetual Preferred Stock
Pursuant to an Amended and Restated SATA Certificate of Designation filed with the Nevada Secretary of State on May 13, 2026, the frequency of regular dividend payments on SATA Stock shall be changed from a monthly basis to a per-Business Day basis. Daily dividends will begin on June 16, 2026 and be paid if and when declared by the board of directors of the Company.
Capital Markets Activity
On January 27, 2026, the Company issued 1,320,000 shares of SATA Stock in a public follow-on offering registered under the Securities Act (the "Follow-On Offering"). The Company received approximately $109.3 million of net proceeds, after deducting the underwriting discounts and commissions and offering expenses, from the issuance of SATA Stock in the Follow-On Offering.
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
On January 22, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Semler Convertible Notes, representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of SATA Stock concurrent with the closing of the Follow-On Offering. As of January 27, 2026, and following the settlement of the Notes Exchange, $10.0 million aggregate principal amount of the Semler Convertible Notes remained outstanding. During the period from April 1, 2026 to May 12, 2026, the Company repurchased the remaining balance of long-term notes payable, at fair value. As of May 12, 2026, the Company has no short or long-term debt outstanding.
Retirement of Acquired Indebtedness
On January 16, 2026, in connection with the Semler Scientific Merger, we assumed a $20.0 million loan with Coinbase Credit Inc. from Semler Scientific (the “Coinbase Loan”). On January 27, 2026, we fully retired the Coinbase Loan, resulting in all of Strive's bitcoin holdings being unencumbered following the retirement.
Results of Operations
The comparability of our operating results for the three months ended March 31, 2026 (Successor) and 2025 (Predecessor) was impacted by our Asset Entities Merger and Semler Scientific Merger and may not be comparable.
Comparison of the Three Months Ended March 31, 2026 and the Three Months Ended March 31, 2025
The following table presents information regarding the consolidated results of operations for the three months ended March 31, 2026 (Successor) compared to the three months ended March 31, 2025 (Predecessor) (amounts in thousands, other than percentages):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$	%
Revenues:
Investment advisory fees	$1,347	$1,416	$(69)	(4.9)%
Medical device revenues	1,370	—	1,370	100.0%

Other revenue	43	7	36	514.3%
Total revenues	2,760	1,423	1,337	94.0%

Operating expenses:
Fund management and administration	1,424	1,411	13	0.9%
Employee compensation and benefits	13,053	2,066	10,987	531.8%
General and administrative expense	5,938	1,906	4,032	211.5%
Marketing and advertising	116	61	55	90.2%
Depreciation and amortization	90	52	38	73.1%
Total operating expenses	20,621	5,496	15,125	275.2%

Investment gains/(losses):
Net unrealized loss on digital assets, at fair value	(295,778)	—	(295,778)	(100.0)%
Net unrealized gain on investments in preferred equity, at fair value	490	—	490	100.0%
Total investment gains/(losses), net	(295,288)	—	(295,288)	(100.0)%

Net operating loss	(313,149)	(4,073)	(309,076)	7,588.4%

Other income/(expense):
Other income	526	324	202	62.3%
Interest expense on long-term notes payable, at fair value	(242)	—	(242)	(100.0)%
Change in fair value on long-term notes payable, at fair value	(2,165)	—	(2,165)	(100.0)%
Loss on extinguishment of debt	(8,461)	—	(8,461)	(100.0)%
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	(2,594)	—	(2,594)	(100.0)%
Transaction costs	(6,525)	—	(6,525)	(100.0)%
Bargain purchase gain	66,704	—	66,704	100.0%
Total other income, net	47,243	324	46,919	14,481.2%

Net loss before income taxes	(265,906)	(3,749)	(262,157)	6,992.7%
Income tax benefit/(expense)	—	—	—	—%
Net loss	$(265,906)	$(3,749)	$(262,157)	6,992.7%
Dividends on preferred stock	(13,454)	—	(13,454)	(100.0)%
Net loss attributable to common stockholders	$(279,360)	$(3,749)	$(275,611)	7,351.6%
Investment advisory fees
Investment advisory fees was relatively flat, decreasing by less than $0.1 million, or (4.9)%, to $1.3 million for the three months ended March 31, 2026, from $1.4 million for the three months ended March 31, 2025.
Medical device revenues
Medical device revenues increased by $1.4 million, or 100.0%, to $1.4 million for the three months ended March 31, 2026. This increase was driven by the consummation of the Semler Scientific Merger during the three months ended March 31, 2026, with Strive acquiring all assets and liabilities of Semler Scientific, Inc., including the medical device operations.
Other revenue
Other revenue remained at less than $0.1 million during all periods.

Fund management and administration
Fund management and administration increased by a de-minimis amount, or 0.9%, at $1.4 million for both the three months ended March 31, 2026 and the three months ended March 31, 2025.
Employee compensation and benefits
Employee compensation and benefits increased by $11.0 million, or 531.8%, to $13.1 million for the three months ended March 31, 2026, from $2.1 million for the three months ended March 31, 2025. This increase was primarily a result of stock compensation expense of $6.5 million recorded during the three months ended March 31, 2026, which includes additional stock compensation expense related to employee stock options assumed as part of the Semler Scientific Merger. There was no stock compensation expense during the three months ended March 31, 2025 as performance conditions had not yet been met. This was paired with an increase in employee compensation and benefits as a result of the Semler Scientific Merger during the three months ended March 31, 2026.
General and administrative expense
General and administrative expense increased by $4.0 million, or 211.5%, to $5.9 million for the three months ended March 31, 2026, from $1.9 million for the three months ended March 31, 2025. This increase was primarily due to an increase in spend on professional services and other printing and filing fees as a result of being a publicly traded company as well as increases as a result of the Semler Scientific Merger.
Marketing and advertising
Marketing and advertising remained consistent at $0.1 million during all periods.
Depreciation and amortization
Depreciation and amortization remained at less than $0.1 million during all periods.
Net unrealized loss on digital assets, at fair value
Net unrealized loss on digital assets, at fair value increased by $295.8 million, or (100.0)%, to $295.8 million for the three months ended March 31, 2026. The Company did not hold any digital assets during the three months ended March 31, 2025.
Net unrealized gain on investments in preferred equity, at fair value
Net unrealized gain on investments in preferred equity, at fair value increased by $0.5 million, or 100.0%, to $0.5 million for the three months ended March 31, 2026. The Company did not hold any preferred equity investments during the three months ended March 31, 2025.
Other income
Other income increased by $0.2 million, or 62.3%, to $0.5 million for the three months ended March 31, 2026, from $0.3 million for the three months ended March 31, 2025. This increase was due to increases in holdings of yield-generating assets as a result of the Company's capital markets activity.
Interest expense on long-term notes payable, at fair value
Interest expense on long-term notes payable, at fair value increased by $0.2 million, or (100.0)%, to $0.2 million for the three months ended March 31, 2026. This increase was due to the assumption of Semler Convertible Notes during the three months ended March 31, 2026, which accrue interest at a rate of 4.250%.
Change in fair value on long-term notes payable, at fair value
Change in fair value on long-term notes payable, at fair value increased by $2.2 million, or (100.0)%, to $2.2 million for the three months ended March 31, 2026. The Company did not have any long-term notes payable during the three months ended March 31, 2025.
Loss on extinguishment of debt
Loss on extinguishment of debt increased by $8.5 million, or (100.0)%, to $8.5 million for the three months ended March 31, 2026. During three months ended March 31, 2026, the Company recorded a loss on extinguishment of debt on the partial extinguishment of Semler Convertible Notes as a result of the difference in the fair value of SATA Stock exchanged and the basis of the extinguished Semler Convertible Notes. There was also a loss on extinguishment of debt on the extinguishment of the Coinbase Loan as a result of fees paid for the extinguishment.

Loss on change in fair value of bitcoin held as collateral under Coinbase Loan
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan increased by $2.6 million, or (100.0)%, to $2.6 million for the three months ended March 31, 2026. This increase was due to the difference between the basis of bitcoin held as collateral by the lender of the Coinbase Loan as compared to the fair value when such collateral was returned to the Company.
Transaction costs
Investment advisory fees decreased by less than $6.5 million, or (100.0)%, to $6.5 million for the three months ended March 31, 2026. This increase was primarily due to accounting and legal costs incurred related to the Semler Scientific Merger, which did not occur during the three months ended March 31, 2025.
Bargain purchase gain
Bargain purchase gain increased by $66.7 million, or 100.0%, to $66.7 million for the three months ended March 31, 2026, which was a result of the excess of net assets acquired over total purchase consideration of the Semler Scientific Merger.
Dividends on preferred stock
Dividends on preferred stock increased by $13.5 million, or 100.0%, to $13.5 million for the three months ended March 31, 2026. The Company declared $3.1250 of dividends on its SATA Stock during the three months ended March 31, 2026. No dividends were declared on the Predecessor's preferred stock during the three months ended March 31, 2025 .
Liquidity and Capital Resources
Liquidity
The following table summarizes Strive's available liquidity (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$95,092	$67,499
Investments in preferred equity, at fair value	50,510	—
Digital assets, at fair value	929,396	668,486
Total liquidity	$1,074,998	$735,985
Our principal sources of liquidity are cash and cash equivalents and investments in preferred equity, at fair value. Cash and cash equivalents may include holdings in bank demand deposits, money market investments, and certificates of deposit. Strive considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Investments in preferred equity, at fair value consists of shares of STRC Stock. Although Strive does not actively trade its investments in preferred equity, Strive considers such holdings as available to meet short and long-term liquidity needs.
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
Capital resources
We anticipate being able to use proceeds from capital markets activity to meet our short and long-term liquidity needs. As of March 31, 2026, the Company had the availability to raise $276.3 million and $487.8 million through the issuance and sale of its Class A common stock and SATA Stock, respectively, pursuant to the respective sales agreements.
Contractual and Other Obligations
As of March 31, 2026, our material contractual obligations and commitments primarily include $10.0 million aggregate principal balance of long-term notes payable, operating leases, and employee compensation agreements. During the period from April 1, 2026 to May 12, 2026, the Company repurchased the remaining balance of long-term notes payable, at fair value. As of May 12, 2026, the Company has no short or long-term debt outstanding.
Strive maintains operating leases for its office locations in Dallas, Texas and Dublin, Ohio, with a sub-lease with a third-party in place for the Dublin, Ohio office location with substantially the same terms as Strive’s lease. At March 31, 2026, Strive had operating lease payment obligations of approximately $5.2 million, of which $0.7 million is payable within 12 months. Of these amounts, $2.2 million of the future lease obligations, $0.3 million of which is due within 12 months, relate to amounts that will be recovered through lease payments from our sub-tenant for the Dublin, Ohio lease.
The following table summarizes Strive's cash flow activities (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net cash used in operating activities	$(30,989)	$(5,588)
Net cash provided by (used in) investing activities	(123,789)	8,221
Net cash provided by financing activities	182,371	—
Net increase in cash and cash equivalents	$27,593	$2,633
Net cash used in operating activities
The primary sources of our cash and cash equivalents from operating activities are collections from customers related to investment advisory services, medical device operations, and interest collections from our holdings of cash and cash equivalents. Our primary uses of cash and cash equivalents are from general and administrative expenses and employee-related expenditures. Non-cash items to reconcile net loss to net cash and cash equivalents used in operating activities include depreciation and amortization, unrealized gain (loss) on digital assets, at fair value, unrealized gain (loss) on investments in preferred equity, at fair value, share-based compensation expense, and other non-cash realized and unrealized amounts.
For the three months ended March 31, 2026, net cash and cash equivalents used in operating activities was $31.0 million. This was primarily driven by a $265.9 million net loss generated by Strive, which was driven by net investment losses of $295.3 million, operating expenses of $20.6 million, transaction costs of $6.5 million, and other non-cash realized and unrealized losses of $13.2 million, partially offset by total revenues of $2.8 million, net other income of $0.3 million, and a bargain purchase gain of $66.7 million. Strive’s net loss was adjusted for non-cash items totaling $248.4 million. Further, Strive had a net change in operating assets and liabilities of $13.5 million, driven by a decrease in accounts payable and other liabilities of $16.0 million, which was partially offset by an increase in compensation and benefits payable of $1.1 million, a decrease in prepaid expenses of $0.7 million and a decrease in other current assets of $0.6 million.
For the three months ended March 31, 2025, net cash and cash equivalents used in operating activities was $5.6 million. This was primarily driven by a $3.7 million net loss generated by Strive, which was driven by operating expenses of $5.5 million, partially offset by total revenues of $1.4 million and net other income of $0.3 million. Strive’s net loss was adjusted for non-cash items totaling $0.1 million. Further, Strive had a net change in operating assets and liabilities of $2.0 million, driven by an increase in other non-current assets of $0.8 million, an increase in other current assets of $0.4 million, and an increase in prepaid expenses of $0.2 million, coupled with a decrease in accounts payable and other liabilities of $0.5 million, and a decrease in compensation and benefits payable of $0.1 million.
Net cash provided by (used in) investing activities
For the three months ended March 31, 2026, net cash and cash equivalents used in investing activities was $123.8 million, primarily due to purchases of digital asset investments of $77.3 million and purchases of investments in preferred equity of $50.5 million, partially offset by cash acquired through the Semler Scientific Merger of $3.5 million and $0.5 million of cash received from return of capital dividends on our investments in preferred equity.
For the three months ended March 31, 2025, net cash and cash equivalents provided by investing activities was $8.2 million, primarily due to net proceeds from short-term investments of $8.3 million, partially offset by purchases of property, plant, and equipment of less than $0.1 million.
Net cash provided by financing activities
For the three months ended March 31, 2026, net cash and cash equivalents provided by financing activities was $182.4 million, primarily due to proceeds from the issuance of SATA Stock and Class A common stock of $129.8 million and $95.0 million, respectively, which were partially offset by the payment of financing costs of $10.8 million. The Company also paid dividends on preferred stock of $10.9 million and extinguished the Coinbase Loan for $20.3 million.
There were no financing activities for the three months ended March 31, 2025.

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
Non-GAAP adjusted net income (loss)
Non-GAAP adjusted net income (loss), non-GAAP adjusted net income (loss) attributable to common stockholders, and the related non-GAAP adjusted net income (loss) per diluted common share excludes the impact of (i) share-based compensation expense, (ii) depreciation and amortization, (iii) change in fair value on long-term notes payable, at fair value, (iv) loss on extinguishment of debt, (v) loss on change in fair value of bitcoin held as collateral under Coinbase Loan, (vi) transaction costs, and (vii) bargain purchase gain. We believe these measures offer management and investors insight as they exclude significant non-cash and/or non-recurring items. The following provides GAAP measures of net loss, net loss attributable to common stockholders, and net loss per diluted common share and the details with respect to reconciling the line items to non-GAAP adjusted net income (loss), non-GAAP adjusted net income (loss) attributable to common stockholders, and non-GAAP adjusted net income (loss) per diluted common share (all amounts in thousands, other than share and per share information):

	Successor	Predecessor
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net loss	$(265,906)	$(3,749)
Share-based compensation expense	6,529	—
Depreciation and amortization	90	52
Change in fair value on long-term notes payable, at fair value	2,165	—
Loss on extinguishment of debt	8,461	—
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	2,594	—
Transaction costs	6,525	—
Bargain purchase gain	(66,704)	—
Non-GAAP adjusted net income (loss)	$(306,246)	$(3,697)
Dividends on preferred stock	(13,454)	—
Non-GAAP adjusted net loss attributable to common stockholders	$(319,700)	$(3,697)

Weighted average number of diluted common shares outstanding	61,630,003	2,275,940
Net loss per diluted common share	$(4.53)	$(1.65)
Non-GAAP adjusted net loss per diluted common share	$(5.19)	$(1.62)
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
Bitcoin Market Price Risk
We have invested, and plan to continue to invest, a significant amount of our capital into bitcoin and bitcoin-related products. Our investments in bitcoin are recorded at fair value on a recurring basis using observed prices from active exchanges, with changes in fair value recorded in net income. The market price of bitcoin may fluctuate significantly, and declines in market price of bitcoin could result in a material adverse effect on our financial results in future periods. As of March 31, 2026, the Company held approximately 13,628 bitcoin with a fair value of $929.4 million.
Interest Rate Risk
We are exposed to changes in interest rates primarily via our SATA Stock, which accumulates cumulative dividends, which we refer to in this Item 3. Quantitative and Qualitative Disclosures About Market Risk as “regular dividends”, at a variable dividend rate, which was initially set at 12.00% per annum with respect to the regular dividend period. However, we have the right, in our sole and absolute discretion, to adjust the regular dividend rate applicable to subsequent regular dividend periods, subject to certain restrictions, including restrictions on the maximum reduction of the dividend rate and a requirement to declare a dividend equal to at least the monthly SOFR per annum rate. Our current intention (which is subject to change in our sole and absolute discretion) is to adjust the monthly regular dividend rate per annum in such manner as we believe is designed to cause the SATA Stock to trade at prices within its stated long-term range of $99 and $101 per share. We have increased regular dividends on SATA Stock, most recently from 12.75% per annum to 13.00% per annum for the monthly period commencing on or after April 15, 2026.
As of May 12, 2026, if we determined to increase the regular dividend rate on our SATA Stock by 0.50%, the SATA Stock’s monthly dividend accrual would increase by approximately $0.2 million. We do not believe our interest rate risk exposure via the SATA Stock is material as of May 12, 2026.
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
(b) Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company's management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes, during the first quarter of 2026.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding material pending legal proceedings in which we are involved, see "Commitments and Contingencies" in Note 8 of the notes to the consolidated financial statements contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
Item 1A. Risk Factors
Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described in Part I, Item 1A in “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 19, 2026, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and in our other filings with the SEC before deciding whether to purchase our securities. Any of the risk factors we described in "Part I - Item 1A. Risk Factors" in our Annual Report or in subsequent periodic reports have affected, or could materially and adversely affect, our business, financial condition, results of operations, and prospects. The market price of shares of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in "Risk Factors" are forward-looking statements. See "Forward-Looking Statements."
There were no material changes to our risk factors during the three months ended March 31, 2026.
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
Purchases of Equity Securities
No repurchases of Class A common stock by the Company occurred during the three months ended March 31, 2026.
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

3.1
Certificate of Change of Strive, Inc., as filed with the Nevada Secretary of State on February 3, 2026 and effective on February 6, 2026 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 3, 2026).

3.2*	Amended and Restated Certificate of Designation relating to the Variable Rate Series A Perpetual Preferred Stock

4.1
Indenture, dated as of January 28, 2025, between Semler Scientific, Inc. and U.S Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 16, 2026).

4.2
Supplemental Indenture, dated as of January 16, 2026, by and among Semler Scientific, Inc., Strive, Inc., as guarantor and U.S Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 16, 2026).

4.3	Form of Global Note, representing Semler Scientific, Inc.’s 4.25% Convertible Senior Notes due 2030 (included in Exhibit 4.3).

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

STRIVE, INC.

	By:	/s/ Matthew Cole
Matthew Cole
Chief Executive Officer
Date: May 14, 2026
	By:	/s/ Benjamin Pham
Benjamin Pham
Chief Financial Officer
Date: May 14, 2026