Form 10-Q
period 2026-06-30
Strive, Inc.
filed 2026-08-10
CIK 1920406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2026, the registrant had 75,649,368 and 9,792,535 shares of Class A common stock and Class B common stock outstanding, respectively.

STRIVE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$145,466	$67,499
Investments in preferred equity, at fair value	42,854	—
Prepaid expenses	2,018	2,708
Other current assets	2,231	1,569
Total current assets	192,569	71,776
Digital assets, at fair value	1,164,639	668,486
Property and equipment, net	798	778
Intangible assets, net	14,982	355
Right-of-use lease assets	3,825	4,037
Other non-current assets	296	95
Total assets	$1,377,109	$745,527

Liabilities:
Current liabilities:
Compensation and benefits payable	$9,624	$164
Accounts payable and other liabilities	7,146	8,560
Dividends payable	8,492	2,053
Total current liabilities	25,262	10,777
Operating lease liabilities	3,319	3,512
Total liabilities	28,581	14,289

Mezzanine equity:
Variable Rate Series A Preferred Stock, $0.001 par value; 40,000,000 and 20,000,000 shares authorized, 7,829,502 and 2,012,729 shares issued and outstanding, $783.0 million and $201.3 million redemption value and liquidation preference as of June 30, 2026 and December 31, 2025, respectively	702,373	148,802
Total mezzanine equity	702,373	148,802

Stockholders’ equity:
Class A common stock, $0.001 par value; 22,200,000,000 shares authorized, 72,164,809 and 34,936,745 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	72	699
Class B common stock, $0.001 par value; 1,050,000,000 shares authorized, 9,780,018 and 9,776,540 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	10	196
Additional paid-in capital	1,683,299	1,055,595
Accumulated deficit	(1,037,226)	(474,054)
Total stockholders’ equity	646,155	582,436
Total liabilities, mezzanine equity, and stockholders' equity	$1,377,109	$745,527
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Revenues:
Investment advisory fees	$1,512	$1,488
Medical device revenues	1,388	—
Other revenue	41	23
Total revenues	2,941	1,511

Operating expenses:
Fund management and administration	1,489	1,588
Employee compensation and benefits	16,314	2,005
General and administrative expense	6,428	1,452
Marketing and advertising	79	102
Depreciation and amortization	86	54
Total operating expenses	24,396	5,201

Investment losses:
Net unrealized loss on digital assets, at fair value	(228,031)	—
Net unrealized loss on investments in preferred equity, at fair value	(5,962)	—
Other investment loss	(2,801)	—
Total investment losses	(236,794)	—

Net operating loss	(258,249)	(3,690)

Other income/(expense):
Other income	955	252
Interest expense on long-term notes payable, at fair value	(40)	—
Change in fair value on long-term notes payable, at fair value	(299)	—
Gain on extinguishment of debt	30	—
Transaction costs	—	(5,437)
Total other income/(expense)	646	(5,185)

Net loss before income taxes	(257,603)	(8,875)
Income tax benefit/(expense)	—	—
Net loss	$(257,603)	$(8,875)
Dividends on preferred stock	(26,209)	—
Net loss attributable to common stockholders	$(283,812)	$(8,875)

Weighted average number of common shares outstanding:
Basic (1)	75,275,806	2,300,998
Diluted (1)	75,275,806	2,300,998

Net loss per common share:
Basic (1)	$(3.77)	$(3.86)
Diluted (1)	$(3.77)	$(3.86)
(1) Basic and diluted earnings per common share for Class A and Class B common stock are the same.
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenues:
Investment advisory fees	$2,859	$2,904
Medical device revenues	2,758	—
Other revenue	84	30
Total revenues	5,701	2,934

Operating expenses:
Fund management and administration	2,913	2,999
Employee compensation and benefits	29,367	4,071
General and administrative expense	12,366	3,358
Marketing and advertising	195	163
Depreciation and amortization	176	106
Total operating expenses	45,017	10,697

Investment losses:
Net unrealized loss on digital assets, at fair value	(523,809)	—
Net unrealized loss on investments in preferred equity, at fair value	(5,472)	—
Other investment loss	(2,801)	—
Total investment losses	(532,082)	—

Net operating loss	(571,398)	(7,763)

Other income/(expense):
Other income	1,481	576
Interest expense on long-term notes payable, at fair value	(282)	—
Change in fair value on long-term notes payable, at fair value	(2,464)	—
Loss on extinguishment of debt	(8,431)	—
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	(2,594)	—
Transaction costs	(6,525)	(5,437)
Bargain purchase gain	66,704	—
Total other income/(expense)	47,889	(4,861)

Net loss before income taxes	(523,509)	(12,624)
Income tax benefit/(expense)	—	—
Net loss	$(523,509)	$(12,624)
Dividends on preferred stock	(39,663)	—
Net loss attributable to common stockholders	$(563,172)	$(12,624)

Weighted average number of common shares outstanding:
Basic (1)	68,490,600	2,288,538
Diluted (1)	68,490,600	2,288,538

Net loss per common share:
Basic (1)	$(8.22)	$(5.52)
Diluted (1)	$(8.22)	$(5.52)
(1) Basic and diluted earnings per common share for Class A and Class B common stock are the same.
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Predecessor
	Mezzanine Equity		Stockholders' Equity
	Successor Perpetual		Predecessor		Predecessor Class A		Predecessor Class B		Successor Class A		Successor Class B		Additional	Retained Earnings/	Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Equity
Balance at December 31, 2024	—	$—	1,158,802	$72,488	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(49,146)	$23,342
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,749)	(3,749)
Balance at March 31, 2025	—	$—	1,158,802	$72,488	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(52,895)	$19,593
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,875)	(8,875)
Balance at June 30, 2025	—	$—	1,158,802	$72,488	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(61,770)	$10,718

	Successor
	Mezzanine Equity		Stockholders' Equity
	Successor Perpetual		Predecessor		Predecessor Class A		Predecessor Class B		Successor Class A		Successor Class B		Additional	Retained Earnings/	Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Equity
Balance at December 31, 2025	2,012,729	$148,802	—	$—	—	$—	—	$—	34,936,745	$699	9,776,540	$196	$1,055,595	$(474,054)	$582,436
Adjustment of par value as a result of reverse stock split	—	—	—	—	—	—	—	—	—	(664)	—	(186)	850	—	—
Business combination with Semler Scientific, Inc.	—	—	—	—	—	—	—	—	16,090,786	16	—	—	311,167	—	311,183
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	6,529	—	6,529
Issuance of Class A common stock	—	—	—	—	—	—	—	—	8,182,150	8	—	—	94,945	—	94,953
Issuance of common stock upon vesting of restricted stock, net of withholding taxes	—	—	—	—	—	—	—	—	—	—	118,950	—	(388)	—	(388)
Exercise of warrants	—	—	—	—	—	—	—	—	53,614	—	—	—	—	—	—
Conversions of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	23,333	—	(23,333)	—	—	—	—
Issuance of Variable Rate Series A Perpetual Preferred Stock	2,360,465	219,905	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance costs	—	(9,533)	—	—	—	—	—	—	—	—	—	—	(570)	—	(570)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,454)	(13,454)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(265,906)	(265,906)
Balance at March 31, 2026	4,373,194	$359,174	—	$—	—	$—	—	$—	59,286,628	$59	9,872,157	$10	1,468,128	(753,414)	$714,783
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	5,684	—	5,684
Issuance of Class A common stock	—	—	—	—	—	—	—	—	12,756,708	13	—	—	211,282	—	211,295
Issuance of common stock upon vesting of restricted stock, net of withholding taxes	—	—	—	—	—	—	—	—	4,938	—	24,396	—	(137)	—	(137)
Conversions of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	116,535	—	(116,535)	—	—	—	—
Issuance of Variable Rate Series A Perpetual Preferred Stock	3,456,308	345,663	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance costs	—	(2,464)	—	—	—	—	—	—	—	—	—	—	(1,658)	—	(1,658)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(26,209)	(26,209)
Net loss	—	—	—	—	—	—	—	—	—	—		—	—	(257,603)	(257,603)
Balance at June 30, 2026	7,829,502	$702,373	—	$—	—	$—	—	$—	72,164,809	$72	9,780,018	$10	$1,683,299	$(1,037,226)	$646,155
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities:
Net loss	$(523,509)	$(12,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176	106
Accretion of discount on investments, net	—	155
Reduction in carrying amount of right-of-use assets	28	50
Net unrealized loss on digital assets, at fair value	523,809	—
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	2,594	—
Net unrealized loss on investments in preferred equity, at fair value	5,472	—
Change in fair value on long-term notes payable, at fair value	2,464	—
Loss on extinguishment of debt	8,431	—
Other investment loss	2,801	—
Share-based compensation expense	12,213	—
Bargain purchase gain	(66,704)	—
Changes in operating assets and liabilities:
Prepaid expenses	1,289	(364)
Other current assets	1,169	(404)
Other non-current assets	(200)	(837)
Compensation and benefits payable	7,102	(99)
Accounts payable and other liabilities	(16,535)	4,001
Net cash used in operating activities	(39,400)	(10,016)

Cash flows from investing activities:
Purchases of digital assets, at fair value	(540,556)	—
Cash acquired through business combination	3,513	—
Purchases of intangible assets	—	(123)
Purchases of investments in preferred equity, at fair value	(50,499)	—
Proceeds from return of capital dividends	2,173	—
Purchases of short-term investments	—	(4,273)
Proceeds from short-term investments	—	20,872
Net cash provided by (used in) investing activities	(585,369)	16,476

Cash flows from financing activities:
Proceeds from issuance of Class A common stock	306,248	—
Proceeds from issuance of preferred stock	475,460	—
Preferred stock dividends paid	(33,224)	—
Payment of issuance costs	(14,943)	—
Payment of withholding tax on vesting of restricted stock	(525)	—
Extinguishment of long-term notes payable, at fair value	(9,970)	—
Extinguishment of Coinbase Loan	(20,310)	—
Net cash provided by financing activities	702,736	—

Net increase in cash and cash equivalents	77,967	6,460
Cash and cash equivalents, beginning of period	67,499	6,155
Cash and cash equivalents, end of period	$145,466	$12,615

Non-cash investing and financing activities:
Change in declared but unpaid preferred stock dividends	$6,439	$—
Release of bitcoin held as collateral upon extinguishment of Coinbase Loan	37,971	—
Exchange of preferred stock for extinguishment of long-term notes payable, at fair value	90,108	—
Class A common stock issued as part of business combination	311,183	—
Accrued but unpaid financing transaction costs	—	450
Assets and liabilities resulting from business combination:
Prepaid expenses	599	—
Other current assets	1,831	—
Digital assets, at fair value	444,029	—
Receivable for bitcoin collateral	37,971	—
Property and equipment, net	175	—
Intangible assets, net	14,650	—
Other non-current assets	1	—
Compensation and benefits payable	2,358	—
Accounts payable and other liabilities	13,029	—
Long-term notes payable, at fair value	89,495	—
Coinbase Loan	20,000	—
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization
Strive, Inc. (the "Company", "Strive", or the "Successor"), a Nevada corporation, is a structured finance company with a Bitcoin-focused treasury strategy trading on The Nasdaq Stock Market LLC ("Nasdaq") under the symbol "ASST".
The Company operates through wholly-owned subsidiaries, including, among others, Strive Enterprises, Inc. ("SEI") and Strive Asset Management, LLC ("SAM"), a registered investment advisor with the Securities and Exchange Commission ("SEC"). SAM provides sub-advisory services for the Strive funds (the "Funds"), a series of exchange traded funds ("ETFs"), and has the discretionary responsibility to select investments in accordance with each fund's investment objectives, policies, and restrictions. SAM is not responsible for selecting broker-dealers or placing trades for the Funds. Products are offered through intermediaries in a variety of vehicles, ETFs, and separate accounts.
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
Since the merger between Strive Enterprises, Inc. and Asset Entities has been determined to be a reverse acquisition, with SEI being the accounting acquirer, the Company determined that SEI is the Predecessor and Strive, Inc. is the Successor. The financial information for the three and six months ended June 30, 2025 reflects the historical financial information of the Predecessor and are referred to as the "Predecessor Periods". The financial information as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 reflects the financial information of Strive, Inc. and are referred to as the "Successor Periods".
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and accompanying notes. Due to uncertainties in the estimation process, actual results could differ from those estimates.
Reverse stock split
On February 6, 2026, the Company amended its articles of incorporation in order to effect a 1:20 reverse stock split (the "Reverse Stock Split") of its authorized shares of Class A and Class B common stock. Concurrently with the Reverse Stock Split of such authorized shares, every 20 shares of the Company’s Class A and Class B common stock issued and outstanding before such split were reclassified into one share of Class A or Class B common stock, respectively, without any action on the part of the holders. Concurrently with the Reverse Stock Split, the number of shares of Class A common stock available to purchase and the related shares underlying outstanding warrants were adjusted pro-rata to give effect to the Reverse Stock Split. All historical share and per-share amounts of the Successor reflected throughout the accompanying consolidated financial statements and other financial information in this Quarterly Report have been retroactively adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest Successor period presented. The Reverse Stock Split did not affect the par value of the Class A and Class B common stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional share of Class A or Class B common stock that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole share.
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
Investments in preferred equity, at fair value
The Company accounts for its investments in preferred equity in accordance with ASC 321, Investments - Equity Securities, as these investments do not provide the Company with a controlling financial interest or significant influence. The Company records its investments in preferred equity at fair value, with changes in fair value recorded in the consolidated statements of operations.
Earnings per share ("EPS")
Basic net income (loss) per common share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding and assumed outstanding common stock during the period. Diluted net income (loss) per common share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of Class A and Class B common stock and potential shares of common stock outstanding during the period. Net income (loss) attributable to common stockholders is computed by deducting the dividends declared in the period on the Company’s preferred stock, if any, from net income (loss). The impact from potential shares of common stock on the diluted earnings per share calculation are included when dilutive. Potential shares of Class A common stock consisting of shares underlying employee share awards and outstanding warrants are computed using the treasury stock method, while potential shares from the Semler Convertible Notes (as defined below) are computed using the if-converted method. Potentially dilutive shares are only included in the amount of dilutive shares if their impact results in dilution to net income (loss) per share.
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

(3) Digital Assets, at Fair Value
The Company accounts for its digital assets, which are comprised solely of bitcoin, in accordance with ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets. The Company’s digital assets are initially recorded at cost, inclusive of transaction costs and fees. The Company subsequently remeasures its digital assets to fair value at the end of each reporting period in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, resulting in their classification as Level 1 instruments. Any changes in fair value are recognized in net income within net unrealized gain (loss) on digital assets, at fair value. As of June 30, 2026 and December 31, 2025, there are no contractual restrictions on the Company's holdings of digital assets.
The following table provides a summary of the changes in the Company's digital assets, at fair value for the three and six months ended June 30, 2026 (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Balance, beginning of period	$929,396	$668,486
Acquisitions	463,274	984,585
Release of bitcoin held as collateral upon extinguishment of Coinbase Loan	—	35,377
Sales	—	—
Change in fair value	(228,031)	(523,809)
Balance, end of period	$1,164,639	$1,164,639
The Company's investments in digital assets, at fair value are summarized below. The Company did not hold any investments in digital assets prior to September 12, 2025.

	June 30, 2026	December 31, 2025
Approximate number of bitcoin held	19,864	7,627
Aggregate bitcoin cost basis	$1,882,956	$862,994
Aggregate bitcoin fair value	$1,164,639	$668,486
Weighted average acquisition cost	$94,793	$113,153
Fair value per bitcoin	$58,631	$87,650
(4) Business Combination
Acquisition of Semler Scientific, Inc.
On September 22, 2025, Strive, Inc. entered into the Semler Scientific Merger Agreement with Semler Scientific, Inc. On January 16, 2026, pursuant to the Semler Scientific Merger Agreement, Strive Merger Sub, Inc., a wholly owned subsidiary of Strive, merged with and into Semler Scientific, with Semler Scientific continuing as the surviving corporation and a wholly owned subsidiary of Strive.
The Company accounted for the transaction as a business combination under ASC 805, Business Combinations, with the Company being the acquirer. As a result, the Company recognized the assets acquired and liabilities assumed at their acquisition date fair value, with a bargain purchase gain of $66.7 million recognized based on the excess of the net assets acquired over consideration transferred.
As part of the Semler Scientific Merger, the Company incurred transaction costs of $6.5 million during the six months ended June 30, 2026. There were no transaction costs incurred related to the Semler Scientific Merger during the three months ended June 30, 2026.
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
Supplemental pro forma information
The unaudited supplemental pro forma financial information presented below has been prepared as if the Semler Scientific Merger had occurred in the earliest presented period. The pro forma financial information is developed using estimates and assumptions based on information available at the time. The Company believes such estimates and assumptions to be reasonable; however, the unaudited pro forma financial information is not necessarily indicative of what the combined company's results would have been had the acquisition been completed as of the beginning of the periods as indicated, nor does it purport to represent the Company's future results. There are no pro forma adjustments for the three months ended June 30, 2026. As the financial information for the three and six months ended June 30, 2025 represents the financial information of the Predecessor, no such pro forma financial information has been included. Amounts below are presented in thousands, other than per-share amounts.

Six Months Ended June 30, 2026
Total revenues	$6,090
Net loss	$(524,642)
The pro forma financial information has been calculated after adjusting to reflect certain business combination and one-time accounting impacts, such as fair value adjustments and transaction expenses related to the Semler Scientific Merger as if it had occurred in the earliest period presented.
On January 16, 2026, in connection with the Semler Scientific Merger, the Company assumed $100.0 million of the 4.25% Convertible Senior Notes due 2030 (the “Semler Convertible Notes”) from Semler Scientific. Upon the completion of the Semler Scientific Merger, Semler Scientific, Strive, and U.S. Bank Trust Company, National Association, as trustee, entered into a supplemental indenture, dated January 16, 2026 (the “Supplemental Indenture”), to that certain indenture, dated as of January 28, 2025 (such indenture as so amended, supplemented and modified from time to time, the “Convertible Notes Indenture”), pursuant to which Semler Scientific originally issued its Semler Convertible Notes. In addition, the Company assumed Semler Scientific's capped call contracts, which were intended to reduce potential dilution or offset any cash payments. On January 22, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Semler Convertible Notes, representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of the Company's SATA Stock (as defined below) concurrent with the closing of the Follow-On Offering (as defined below) (the “Notes Exchange”). During the three months ended June 30, 2026, the Company retired the remaining long-term notes payable, at fair value, resulting in no Semler Convertible Notes being outstanding as of June 30, 2026.
On January 16, 2026, in connection with the Semler Scientific Merger, the Company assumed a $20.0 million loan with Coinbase Credit Inc. from Semler Scientific (the “Coinbase Loan”). On January 27, 2026, the Company fully retired the Coinbase Loan. See Note 12 for more information on the Follow-On Offering of SATA Stock. Upon the extinguishment of the Coinbase Loan, 398 bitcoin previously held by the lender as collateral to the Coinbase Loan were returned to the Company's custody, with the lender no longer having the rights to sell, pledge, or re-hypothecate such bitcoin. As a result, the Company recorded a loss of $2.6 million during the six months ended June 30, 2026 based on the difference between the basis of the receivable for bitcoin collateral and the fair value of bitcoin at the extinguishment date. During the six months ended June 30, 2026, the Company recorded a loss on extinguishment of debt of $0.3 million related to the extinguishment of the Coinbase Loan. There was no loss on extinguishment of debt related to the Coinbase Loan during the three months ended June 30, 2026.
Acquisition of Asset Entities, Inc.
On May 6, 2025, the Predecessor entered into the Asset Entities Merger Agreement. On September 12, 2025, pursuant to the Asset Entities Merger Agreement, Alpha Merger Sub, Inc., a wholly-owned subsidiary of Asset Entities Inc., merged with and into SEI, with SEI surviving as a wholly owned subsidiary of Asset Entities Inc. Concurrent with the consummation of the transactions contemplated by the Asset Entities Merger Agreement, Asset Entities Inc. was renamed Strive, Inc. As part of the Asset Entities Merger, the Company incurred transaction costs of $5.4 million during the three and six months ended June 30, 2025. There were no transaction costs incurred related to the Asset Entities Merger during the three and six months ended June 30, 2026.
(5) Investments in Preferred Equity, at Fair Value
Investments in preferred equity, at fair value consists of shares of Variable Rate Series A Perpetual Stretch Preferred Stock of Strategy Inc. ("STRC Stock") and are carried at fair value. The Company utilizes such investments in preferred equity for yield generation, while maintaining flexibility to use such investments to fund current operations when necessary. As of June 30, 2026, the Company held 505,000 shares of STRC Stock with a notional amount of $50.5 million. The Company did not hold any investments in preferred equity, at fair value as of December 31, 2025. A summary of the changes of the Company's investments in preferred equity, at fair value are summarized below (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Balance, beginning of period	$50,510	$—
Acquisitions	—	50,499
Return of capital dividends	(1,694)	(2,173)
Sales	—	—
Aggregate cost basis	$48,816	$48,326
Change in fair value	(5,962)	(5,472)
Balance, end of period	$42,854	$42,854
(6) Long-Term Notes Payable, at Fair Value
On January 16, 2026, in connection with the Semler Scientific Merger, the Company assumed $100.0 million of the 4.25% Convertible Senior Notes due 2030 from Semler Scientific (the "Semler Convertible Notes"). The Semler Convertible Notes had an original maturity of August 1, 2030, and interest was payable semiannually in arrears on February 1 and August 1 of each year. In addition, the Company assumed Semler Scientific's capped call contracts, which were intended to reduce potential dilution or offset any cash payments.
The Company elected the fair value option on the Semler Convertible Notes, with changes in fair value recorded through earnings each period. On January 22, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Semler Convertible Notes, representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of SATA Stock concurrent with the closing of the Follow-On Offering. During the three months ended June 30, 2026, the Company retired the remaining long-term notes payable, at fair value, resulting in no Semler Convertible Notes being outstanding as of June 30, 2026.
During the three months ended June 30, 2026, the Company recorded a gain on extinguishment of debt of less than $0.1 million, while a loss on extinguishment of debt of $8.1 million was recognized for the six months ended June 30, 2026 based on the difference in the fair value of consideration exchanged and the basis of the extinguished long-term debt.
During the three and six months ended June 30, 2026, the Company recorded a change in fair value on long-term notes payable, at fair value of $0.3 million and $2.5 million, respectively.

(7) Revenue
The Company earns substantially all of its revenue from investment advisory, medical device operations (including software licensing, fee-per-test, and hardware sales), and other investment management services. The table below summarizes the Company's investment advisory fees, medical device revenues, and other revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	Successor	Predecessor	Successor	Predecessor
Investment advisory fees	$1,512	$1,488	$2,859	$2,904
Medical device revenues	1,388	—	2,758	—
Other revenue	41	23	84	30
Total revenue	$2,941	$1,511	$5,701	$2,934
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
Other than the financial assets and liabilities listed in the table below, the carrying value of the Company's financial assets and liabilities are considered to be a reasonable estimate of fair value due to the short term nature and low credit risk of these short-term financial instruments.
The table below provides a summary of the Company's financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, as of June 30, 2026 and December 31, 2025 (in thousands):

			June 30, 2026	December 31, 2025
	Financial Statement Line	Level	Fair Value	Fair Value
Assets:
Investments in preferred equity, at fair value	Investments in preferred equity, at fair value	Level 1	$42,854	$—
Digital assets, at fair value	Digital assets, at fair value	Level 1	1,164,639	668,486
(10) Share-Based Compensation
Pursuant to the Strive, Inc. Amended and Restated 2022 Equity Incentive Plan (the "2022 Plan") and the Strive, Inc. 2026 Omnibus Equity Incentive Plan (the "2026 Plan", and together with the 2022 Plan, the "Plans"), as such Plans may be amended from time to time, the Company may, subject to the terms and limitations of the Plans, grant compensatory awards, including restricted stock ("RSAs"), stock appreciation rights, restricted stock units ("RSUs"), incentive stock options, and non-statutory stock options. In connection with the consummation of the Semler Scientific Merger, options to purchase 0.4 million and 0.6 million shares of Class A common stock previously issued under the Semler Scientific, Inc. 2014 Stock Option and Incentive Plan and the Semler Scientific, Inc. 2024 Stock Option and Incentive Plan (collectively, the "Semler Scientific Plans"), respectively, were assumed by the Company. As of June 30, 2026, 1.0 million options remain outstanding, with a weighted average exercise price of $32.91. As of June 30, 2026, aggregate unrecognized compensation expense for outstanding option awards was $1.9 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.
Incentive Stock Options
Pursuant to the 2026 Plan, options to purchase shares of the Company's common stock may be granted at an exercise price not less than 100% of the fair value of the common stock subject to the option on the date the option is granted. A maximum of 5.5 million shares of common stock were authorized for issuance under the 2026 Plan. Of this amount, 5.5 million shares remain available for future awards as of June 30, 2026.
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
As of June 30, 2026, there are no shares available for future awards under the 2022 Plan. The 2026 Plan permits the grant of up to 5.9 million shares of common stock, of which 5.0 million remain available for future awards as of June 30, 2026.
During the three months ended June 30, 2026, the Company granted 31 thousand RSU awards with a grant date fair value of $0.3 million. The RSU awards were valued using the market price of our Class A common stock at the grant date.
During the three months ended June 30, 2025, the Predecessor did not grant any RSU awards.
During the six months ended June 30, 2026, the Company granted 0.9 million RSU awards with a grant date fair value of $9.5 million. The RSU awards were valued using the market price of our Class A common stock at the grant date.
During the six months ended June 30, 2025, the Predecessor granted 27 thousand RSU awards (which, after giving effect to the Exchange Ratio as a result of the Asset Entities Merger, equaled 1.9 million RSU awards, or 94 thousand on a split-adjusted basis) with a grant date fair value of $1.3 million.
At June 30, 2026, aggregate unrecognized compensation expense for unvested equity awards was $42.0 million, which is expected to be recognized over a remaining weighted-average period of 2.4 years.
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
The table below summarizes activity related to the Company's PIPE Traditional Warrants and PIPE Pre-Funded Warrants for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	PIPE Traditional Warrants	PIPE Pre-Funded Warrants	PIPE Traditional Warrants	PIPE Pre-Funded Warrants
PIPE warrants outstanding, beginning of period	531,888,702	—	531,888,702	1,072,289
Issued	—	—	—	—
Exercised	—	—	—	(1,072,289)
Expired	—	—	—	—
PIPE warrants outstanding, end of period	531,888,702	—	531,888,702	—
(1) Each warrant gives the holder the right to purchase 1/20th of a share of Class A common stock.
At-the-Market Common Equity Program
On September 15, 2025, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ASST Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company, from time to time, at its option, may offer and sell shares of its Class A common stock to or through the Agent, acting as the principal and/or the sole agent, having an aggregate sales price of up to $450.0 million.
On June 5, 2026, the Company, Cantor and Barclays Capital Inc., Clear Street LLC, The Benchmark Company, LLC, StoneX Financial Inc., B. Riley Securities, Inc., Maxim Group LLC and H.C. Wainwright & Co., LLC (together, with Cantor, the “ASST Agents”) amended and restated the ASST Sales Agreement (as amended and restated, the “A&R ASST Sales Agreement”), pursuant to which, from time to time, the Company may offer and sell through the ASST Agents, as sales agents, up to $2.55 billion of Common Stock, pursuant to one or more “at the market” offerings.
During the three months ended June 30, 2026, the Company issued 12.8 million shares of Class A common stock for aggregate gross proceeds of $211.3 million.
During the six months ended June 30, 2026, the Company issued 20.9 million shares of Class A common stock for aggregate gross proceeds of $306.2 million.
As of June 30, 2026, the Company has the availability to raise approximately $2.2 billion through the issuance and sale of its Class A common stock pursuant to the A&R ASST Sales Agreement.
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
During the three and six months ended June 30, 2026, the Company has not repurchased any Class A common stock. As of June 30, 2026, $500.0 million of Class A common stock remains available for repurchase through the share repurchase program.

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
Variable Rate Series A Perpetual Preferred Stock
On November 10, 2025, the Company completed a registered public offering (the "Initial Offering") of 2,000,000 shares of its SATA Stock. The Company filed a certificate of designation (the "Certificate of Designation") with the Nevada Secretary of State designating and establishing the terms of the SATA Stock. The SATA Stock is listed for trading on the Nasdaq Global Market under the symbol “SATA.”
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
The SATA Stock accumulates cumulative dividends ("regular dividends") at a variable rate (as described below) per annum on the stated amount of $100 per share thereof. Regular Dividends on the SATA Stock will be payable when, as and if declared by the Company’s board of directors or any duly authorized committee thereof, out of funds legally available for their payment. The Company has the right, in its sole and absolute discretion, to adjust the regular dividend rate per annum applicable to subsequent regular dividend periods. The Company’s right to adjust the regular dividend rate per annum is subject to certain restrictions. For example, the Company is not permitted to reduce the regular dividend rate per annum that will apply to any regular dividend period (i) by more than the following amount from the regular dividend rate per annum applicable to the prior regular dividend period: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the one-month term secured overnight financing rate (“SOFR”) rate on the first business day of such prior regular dividend period, over (y) the minimum of the one-month term SOFR rates that occur on the business days during the period from, and including, the first business day of such prior regular dividend period to, and including, the last business day of such prior regular dividend period; or (ii) to a rate per annum that is less than the one-month term SOFR rate in effect on the business day before the Company provides notice of the next regular dividend rate per annum. In addition, the Company is not entitled to elect to reduce the regular dividend rate per annum unless and until (x) three (3) months following the initial issue date, or such earlier time as the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day of twenty (20) consecutive trading days at any time during the three (3) months following the initial issuance date exceeds $100, (y) all accumulated regular dividends, if any, on the SATA Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full, and (z) the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day during the immediately preceding regular dividend period is not less than $99 per share. The Company’s current intention (which is subject to change in the Company’s sole and absolute discretion) is to adjust the regular dividend rate per annum in such manner as the Company believes will maintain SATA Stock’s trading price within its stated long-term range of $99 and $101 per share. Declared regular dividends on the SATA Stock will be payable solely in cash. In the event that any accumulated regular dividend on the SATA Stock is not paid on the applicable regular dividend payment date, then SATA Compounded Dividends will accumulate on the amount of such unpaid regular dividend, compounded monthly. As of June 30, 2026 and December 31, 2025, there are no accumulated SATA Compounded Dividends.
The SATA Stock initially had a liquidation preference of $100 per share, subject to adjustment as set forth below (the “Liquidation Preference”), with a Liquidation Preference of $100 per share as of June 30, 2026 and December 31, 2025. Effective immediately after the close of business on each business day after the initial issue date (and, if applicable, during the course of a business day on which any sale transaction to be settled by the issuance of the SATA Stock is executed, from the exact time of the first such sale transaction during such business day until the close of business of such business day), the Liquidation Preference per share of SATA Stock will be adjusted to be the greatest of (i) the stated amount per share of SATA Stock; (ii) in the case of any business day with respect to which Strive has, on such business day, executed any sale transaction to be settled by the issuance of SATA Stock, an amount equal to the last reported sale price per share of SATA Stock on the trading day immediately before such business day; and (iii) the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day of the ten consecutive trading days (or, if applicable, the lesser number of trading days as have elapsed during the period from, and including, the initial issue date to, but excluding, such business day) immediately preceding such business day.
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
Strive has the right, at its election, to redeem all, or any whole number of shares, of the issued and outstanding SATA Stock, at any time, and from time to time, at a cash redemption price per share of SATA Stock to be redeemed equal to $110 (or such higher amount as may be chosen in Strive’s sole discretion, it being understood that such higher amount (or the formula to determine such higher amount) will be announced by prior public notice and/or set forth in the applicable relevant notice of redemption), plus accumulated and unpaid regular dividends, if any, thereon to, and including the redemption date. However, Strive may not redeem less than all of the outstanding SATA Stock unless at least $50.0 million aggregate stated amount of the SATA Stock is outstanding and not called for redemption as of the time Strive provides the related redemption notice. Strive also has the right, at its election, to redeem all, but not less than all, of the SATA Stock, at any time, for cash if the total number of shares of all SATA Stock then outstanding is less than 25% of the total number of shares of SATA Stock originally issued in the Initial Offering and in any future offering, taken together (such redemption, a “clean-up redemption”). In addition, Strive has the right to redeem all, but not less than all, of the SATA Stock if certain tax events occur (such redemption, a “tax redemption”). The redemption price for any SATA Stock to be redeemed pursuant to a clean-up redemption or a tax redemption will be a cash amount equal to the Liquidation Preference of the SATA Stock to be redeemed as of the business day before the date on which Strive provides the related redemption notice, plus accumulated and unpaid regular dividends, if any, thereon to, and including, the redemption date.
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
The SATA Stock has voting rights with respect to certain amendments to Strive’s articles of incorporation and the Certificate of Designation, as amended, certain business combination transactions and certain other matters. However, holders of the SATA Stock will not always be entitled to vote with holders of Class A common stock on matters on which holders of Class A common stock are entitled to vote.
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
On May 13, 2026, the Company filed an Amended and Restated Certificate of Designation (as amended by the SATA COD Amendment (as defined below), the “Amended and Restated SATA Certificate of Designation”) with the Nevada Secretary of State (to be effective on the Amendment and Restatement Effective Date (as defined below)), which amended and restated the Certificate of Designation originally filed on November 10, 2025, as amended by that certain Certificate of Amendment to

Certificate of Designation filed on December 9, 2025 (as amended, the “Original Certificate of Designation”), and which established the amended and restated terms of its SATA Stock. On June 5, 2026, the Company filed an amendment to the Original Certificate of Designation with the Nevada Secretary of State (to be effective on June 5, 2026), to increase the number of authorized shares of SATA Stock from 20,000,000 to 40,000,000. On June 5, 2026, the Company filed an amendment to the Amended and Restated Certificate of Designation (the “SATA COD Amendment”) with the Nevada Secretary of State (to be effective on the Amendment and Restatement Effective Date), to increase the number of authorized shares of SATA Stock set forth in the Amended and Restated SATA Certificate of Designation from 20,000,000 to 40,000,000.
The Amended and Restated SATA Certificate of Designation provides that, on and after the Amendment and Restatement Effective Date (as defined below), regular dividend payments on SATA Stock will be calculated on a monthly basis (as contemplated by the Original Certificate of Designation), other than the period from June 16, 2026 to June 30, 2026 (which shall be calculated on a pro rata basis, with such required dividend payments due for such period equal to half a month of regular dividend payments); provided that any such payments shall be calculated for each Monthly Dividend Period (as defined below) and subdivided and paid on each Regular Dividend Payment Date (as defined below) in equally divided installments based on the number of Regular Dividend Payment Dates in each such Monthly Dividend Period (as determined by the Company at least one Business Day (as defined below) prior to such Monthly Dividend Period). When and if declared by the board of directors of the Company, dividends will be paid on each Regular Dividend Payment Date to the holders of record as of the Close of Business on the Regular Record Date (as defined below) immediately preceding the applicable Regular Dividend Payment Date.
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
The Amended and Restated SATA Certificate of Designation became effective on June 15, 2026 (the “Amendment and Restatement Effective Date”).
Except as summarized above, the material terms of the Amended and Restated SATA Certificate of Designation otherwise remain unchanged from the Original Certificate of Designation.

Dividends on Preferred Stock
During the three and six months ended June 30, 2026, the Company declared dividends to holders of SATA Stock of $26.2 million and $39.7 million, respectively, or $3.7932 and $6.9182 per share of SATA Stock, respectively. The regular dividend rate as of June 30, 2026 and December 31, 2025 per annum was 13.00% and 12.25%, respectively.
At-the-Market Preferred Equity Program
On December 9, 2025, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “SATA Sales Agreement”) with each of Cantor Fitzgerald & Co., Barclays Capital Inc., and Clear Street LLC (each, an "Original SATA Agent", and collectively the “Original SATA Agents”), pursuant to which the Company, from time to time, at its option, may offer and sell shares of its SATA Stock to or through the Original SATA Agents, acting as the principal and/or agent, having an aggregate sales price of up to $500.0 million.
On June 5, 2026, the Company, the Original SATA Agents and The Benchmark Company, LLC, StoneX Financial Inc., B. Riley Securities, Inc., Maxim Group LLC and H.C. Wainwright & Co., LLC (together, with the Original SATA Agents, the “SATA Agents”) amended and restated the SATA Sales Agreement (as amended and restated, the "A&R SATA Sales Agreement"), pursuant to which, from time to time, the Company may offer and sell through the SATA Agents, as sales agents, up to $2.6 billion of SATA Stock, pursuant to one or more “at the market” offerings.
During the three months ended June 30, 2026, the Company issued 3.5 million shares of SATA Stock for aggregate gross proceeds of $345.7 million.
During the six months ended June 30, 2026, the Company issued 3.6 million shares of SATA Stock for aggregate gross proceeds of $356.7 million.
As of June 30, 2026, the Company had the availability to raise approximately $2.2 billion through the issuance and sale of its SATA Stock pursuant to the A&R SATA Sales Agreement.
(13) Basic and Diluted Earnings (Loss) per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common stock outstanding during the respective period. The impact from potential shares of common stock on the diluted earnings per common share calculation are included only when dilutive.
Basic and diluted earnings (loss) per common share are calculated as follows (in thousands, except for share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	Successor	Predecessor	Successor	Predecessor
Numerator:
Net loss	$(257,603)	$(8,875)	$(523,509)	$(12,624)
Dividends on preferred stock	(26,209)	—	(39,663)	—
Net loss attributable to common stockholders - Basic	$(283,812)	$(8,875)	$(563,172)	$(12,624)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	75,275,806	2,300,998	68,490,600	2,288,538

Income (loss) per common share:
Basic income (loss) per common share	$(3.77)	$(3.86)	$(8.22)	$(5.52)
Diluted income (loss) per common share	$(3.77)	$(3.86)	$(8.22)	$(5.52)
During the three and six months ended June 30, 2026, 3.1 million and 3.2 million, respectively, weighted-average shares of potential common stock related to outstanding warrants, convertible notes, and stock awards were excluded from the computation of diluted earnings (loss) per common share as their impact would have been anti-dilutive.
During the three and six months ended June 30, 2025, 1.2 million weighted-average shares of potential common stock were excluded from the computation of diluted earnings (loss) per common share as their impact would have been anti-dilutive and certain performance-contingent RSUs were excluded from the diluted EPS calculation because the contractual contingencies were not met.

(14) Income Taxes
The Company had no income tax benefit or expense during the three and six months ended June 30, 2026 and 2025, which resulted in an effective tax rate of zero for each period. The Company's effective tax rate differs from the U.S. federal corporate statutory rate of 21.0% primarily due to the Company's net loss from operations, which resulted in a net taxable loss for each period. The Company did not recognize any net deferred tax asset as of June 30, 2026 and December 31, 2025 due to the establishment of a full valuation allowance.
Internal Revenue Code ("IRC") Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and tax attributes on an annual basis. As a result of the Asset Entities Merger and Semler Scientific Merger, the Company's tax attributes, including net operating losses, may be subject to IRC Section 382 limitations.
(15) Segment Information
Prior to the Company's announcement of the Asset Entities Merger in May 2025, the Company's management evaluated performance and allocated resources in consideration of only one operating segment, the Asset Management segment, as the Company's sole operations were related to its asset management business, with no consideration of a potential bitcoin treasury strategy. As a result of the Semler Scientific Merger, the Company's management directs operations as three reportable operating segments, the “Asset Management” segment, which provides investment advisory services, the "Medical Device" segment, which operates the medical device operations, and the "Corporate & Other" segment, which includes the Company's bitcoin operations. Costs that are not directly allocable to a specific operating segment, including, but not limited to, employee-related costs, general and administrative expenses, such as rent expense, and depreciation and amortization, are allocated using a reasonable allocation methodology, which is primarily represented by the relative percentage of resources used by each segment.
The Company's CODM is its Chief Executive Officer, who utilizes key financial metrics, including net income (loss), to assess performance and make decisions regarding allocation of resources, such as capital allocation, determining compensation, and managing costs. The CODM also evaluates significant revenues and expenses by reportable segment to evaluate key operating decisions.
The following summarizes the information reviewed by the CODM to evaluate the net income (loss) of the Company's Asset Management, Medical Device, and Corporate & Other segments for the three months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30, 2026 (Successor)
	Asset Management	Medical Device	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$1,512	$—	$—	$1,512
Medical device revenues	—	1,388	—	1,388
Other revenue	—	—	41	41
Total revenues	1,512	1,388	41	2,941

Operating expenses:
Fund management and administration	1,489	—	—	1,489
Employee compensation and benefits	1,535	3,671	11,108	16,314
General and administrative expense	639	2,899	2,890	6,428
Marketing and advertising	4	3	72	79
Depreciation and amortization	—	31	55	86
Total operating expenses	3,667	6,604	14,125	24,396

Investment losses:
Net unrealized loss on digital assets, at fair value	—	—	(228,031)	(228,031)
Net unrealized loss on investments in preferred equity, at fair value	—	—	(5,962)	(5,962)
Other investment loss	—	—	(2,801)	(2,801)
Total investment losses	—	—	(236,794)	(236,794)

Net operating loss	(2,155)	(5,216)	(250,878)	(258,249)

Other income/(expense):
Other income	—	270	685	955
Interest expense on long-term notes payable, at fair value	—	—	(40)	(40)
Change in fair value on long-term notes payable, at fair value	—	—	(299)	(299)
Gain on extinguishment of debt	—	—	30	30
Total other income/(expense)	—	270	376	646

Net loss before income taxes	(2,155)	(4,946)	(250,502)	(257,603)
Income tax benefit/(expense)	—	—	—	—
Net loss	$(2,155)	$(4,946)	$(250,502)	$(257,603)

	Three Months Ended June 30, 2025 (Predecessor)
	Asset Management	Medical Device	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$1,488	$—	$—	$1,488
Other revenue	—	—	23	23
Total revenues	1,488	—	23	1,511

Operating expenses:
Fund management and administration	1,588	—	—	1,588
Employee compensation and benefits	1,245	—	760	2,005
General and administrative expense	514	—	938	1,452
Marketing and advertising	17	—	85	102
Depreciation and amortization	—	—	54	54
Total operating expenses	3,364	—	1,837	5,201

Investment gains/(losses):
Net unrealized loss on digital assets, at fair value	—	—	—	—
Net unrealized loss on investments in preferred equity, at fair value	—	—	—	—
Net investment gains/(losses)	—	—	—	—

Net operating loss	(1,876)	—	(1,814)	(3,690)

Other income/(expense):
Other income	21	—	231	252
Transaction costs	—	—	(5,437)	(5,437)
Total other income/(expense)	21	—	(5,206)	(5,185)

Net loss before income taxes	(1,855)	—	(7,020)	(8,875)
Income tax benefit/(expense)	—	—	—	—
Net loss	$(1,855)	$—	$(7,020)	$(8,875)

The following summarizes the information reviewed by the CODM to evaluate the net income (loss) of the Company's Asset Management, Medical Device, and Corporate & Other segments for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	Six Months Ended June 30, 2026 (Successor)
	Asset Management	Medical Device	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$2,859	$—	$—	$2,859
Medical device revenues	—	2,758	—	2,758
Other revenue	—	—	84	84
Total revenues	2,859	2,758	84	5,701

Operating expenses:
Fund management and administration	2,913	—	—	2,913
Employee compensation and benefits	2,826	8,849	17,692	29,367
General and administrative expense	1,276	5,169	5,921	12,366
Marketing and advertising	11	3	181	195
Depreciation and amortization	—	63	113	176
Total operating expenses	7,026	14,084	23,907	45,017

Investment losses:
Net unrealized loss on digital assets, at fair value	—	—	(523,809)	(523,809)
Net unrealized loss on investments in preferred equity, at fair value	—	—	(5,472)	(5,472)
Other investment loss	—	—	(2,801)	(2,801)
Total investment losses	—	—	(532,082)	(532,082)

Net operating loss	(4,167)	(11,326)	(555,905)	(571,398)

Other income/(expense):
Other income	11	475	995	1,481
Interest expense on long-term notes payable, at fair value	—	—	(282)	(282)
Change in fair value on long-term notes payable, at fair value	—	—	(2,464)	(2,464)
Loss on extinguishment of debt	—	—	(8,431)	(8,431)
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	—	—	(2,594)	(2,594)
Transaction costs	—	—	(6,525)	(6,525)
Bargain purchase gain	—	—	66,704	66,704
Total other income/(expense)	11	475	47,403	47,889

Net loss before income taxes	(4,156)	(10,851)	(508,502)	(523,509)
Income tax benefit/(expense)	—	—	—	—
Net loss	$(4,156)	$(10,851)	$(508,502)	$(523,509)

	Six Months Ended June 30, 2025 (Predecessor)
	Asset Management	Medical Device	Corporate & Other	Total Consolidated
Revenues:
Investment advisory fees	$2,904	$—	$—	$2,904
Other revenue	7	—	23	30
Total revenues	2,911	—	23	2,934

Operating expenses:
Fund management and administration	2,999	—	—	2,999
Employee compensation and benefits	3,311	—	760	4,071
General and administrative expense	2,420	—	938	3,358
Marketing and advertising	78	—	85	163
Depreciation and amortization	52	—	54	106
Total operating expenses	8,860	—	1,837	10,697

Investment gains/(losses):
Net unrealized loss on digital assets, at fair value	—	—	—	—
Net unrealized loss on investments in preferred equity, at fair value	—	—	—	—
Net investment gains/(losses)	—	—	—	—

Net operating loss	(5,949)	—	(1,814)	(7,763)

Other income/(expense):
Other income	345	—	231	576
Transaction costs	—	—	(5,437)	(5,437)
Total other income/(expense)	345	—	(5,206)	(4,861)

Net loss before income taxes	(5,604)	—	(7,020)	(12,624)
Income tax benefit/(expense)	—	—	—	—
Net loss	$(5,604)	$—	$(7,020)	$(12,624)
The total assets of the Company's operating segments are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Asset Management	$1,295	$1,279
Medical Device	18,199	—
Corporate & Other	1,357,615	744,248
Total	$1,377,109	$745,527
(16) Subsequent Events
Digital asset, STRC Stock, and cash and cash equivalents update
During the period from July 1, 2026 to August 7, 2026, the Company purchased 303 bitcoin at an average price of approximately $64,494 per bitcoin, inclusive of fees and expenses. As of August 7, 2026, the Company held $154.9 million of cash and cash equivalents and held STRC Stock with a fair value of $48.0 million. The Company's bitcoin treasury totaled 20,167 bitcoin as of August 7, 2026.
Capital stock update
As of August 7, 2026, the Company had 75,649,368 and 9,792,535 shares of Class A common stock and Class B common stock outstanding, respectively.
As of August 7, 2026, the Company had 7,829,502 shares of SATA Stock outstanding, which currently pays a monthly regular dividend rate per annum of 13.00%.
At-the-market offerings
During the period from July 1, 2026 to August 7, 2026, the Company issued an aggregate of 3,415,998 shares of its Class A common stock under the A&R ASST Sales Agreement for aggregate gross proceeds of $43.0 million. As of August 7, 2026, the Company has the availability to raise approximately $2.12 billion through the issuance and sale of its Class A common stock pursuant to the A&R ASST Sales Agreement.

During the period from July 1, 2026 to August 7, 2026, the Company issued no shares of its SATA Stock under the A&R SATA Sales Agreement. As of August 7, 2026, the Company has the availability to raise approximately $2.24 billion through the issuance and sale of its SATA Stock pursuant to the A&R SATA Sales Agreement.
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
Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results of the Company will not differ materially from any projected future results expressed or implied by such forward-looking statements. Additional factors that could cause results to differ materially from those described above can be found under the “Risk Factors” heading in the Company’s Annual Report on Form 10-K and the risks that can be found in the Company’s other documents filed with the SEC. The actual results anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company. Investors are cautioned not to rely too heavily on any such forward-looking statements. Forward-looking statements contained in this Quarterly Report speak only as of the date hereof, and the Company undertakes no obligation to update or clarify these forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.
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
Overview
Strive is a structured finance company focused on disciplined capital allocation and long term value creation. We have strategically adopted bitcoin as our hurdle rate for capital deployment because of our fiduciary duty to maximize long-term value for stockholders and compound purchasing power over time. Relative to a traditional depreciating fiat-denominated benchmark, implementing a bitcoin hurdle rate establishes a higher level of accountability and strategic investment discipline, since our decisions are measured against an asset that we believe will appreciate over time.
Strive’s operating business generates stockholder value through disciplined balance sheet management and the growth of our bitcoin holdings. Our SATA Stock exemplifies this approach, as this publicly traded security aims to provide investors with consistent cash flows and minimal volatility, while enabling Strive to capture the spread between SATA Stock’s financing cost and the potential long term return of bitcoin.
Beyond our balance sheet strategy, Strive is focused on advancing innovation within the capital markets by modernizing established financing structures. The Company has developed SATA Stock, our perpetual preferred equity instrument that incorporates an at‑the‑market (“ATM”) program, creating a flexible and continuous capital formation mechanism, while being the first listed security in US capital markets history to pay dividends to holders each business day. This approach transforms a historically static capital structure into a dynamic and adaptive capital funding platform. Through Strive's continued innovation, we seek to combine legacy market frameworks with modern assets, positioning the Company at the intersection of institutional finance and a bitcoin‑based reserve strategy.

As of June 30, 2026, the Company manages over $2.8 billion in AUM. These activities provide recurring, fee-based revenue streams which increase with AUM.
Bitcoin Strategy
Our bitcoin strategy generally involves, from time to time, subject to market conditions and the need for cash and cash equivalents to meet short-term working capital requirements, with our primary focus being (i) acquiring bitcoin through open market purchases using available cash, which may be raised from our operating activities as well as accretive capital raising initiatives, such as issuing equity and fixed income securities via our ATM programs, along with other capital raises and offerings and (ii) acquiring bitcoin through other strategies, such as acquiring bitcoin through strategic M&A activity or other transactions, resulting in the acquisition of bitcoin with a differentiated value proposition relative to open market purchases.
As of June 30, 2026, our digital assets, at fair value totaled approximately $1.2 billion within our consolidated statement of financial condition, consisting of approximately 19,864 bitcoin. We also held $145.5 million in cash and cash equivalents and STRC Stock with a fair value of $42.9 million, putting us in a position to strategically deploy capital to bolster our treasury. As of August 7, 2026, our cash and cash equivalents totaled $154.9 million, while our position in the STRC Stock had a fair value of $48.0 million. Our bitcoin treasury totaled 20,167 bitcoin as of August 7, 2026.
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
Recent Developments
Bitcoin Update
During the three months ended June 30, 2026, the Company acquired 6,236 bitcoin at an average cost of $74,290 per bitcoin. As of June 30, 2026, the Company holds 19,864 bitcoin.
Daily Dividend Payments on Variable Rate Series A Perpetual Preferred Stock
Pursuant to an Amended and Restated SATA Certificate of Designation filed with the Nevada Secretary of State on May 13, 2026, the frequency of regular dividend payments on SATA Stock changed from being paid, if and when declared by the board of directors of the Company, on a monthly basis to a per-Business Day basis beginning on June 16, 2026.
Capital Markets Activity
During the three months ended June 30, 2026, the Company issued 12.8 million shares of Class A common stock for aggregate gross proceeds of $211.3 million under the Company's at-the-market common equity program.
During the three months ended June 30, 2026, the Company issued 3,456,308 shares of SATA Stock for aggregate gross proceeds of $345.7 million under the Company's at-the-market preferred equity program.
Retirement of 4.25% Convertible Senior Notes due 2030
On January 16, 2026, in connection with the Semler Scientific Merger, we assumed $100.0 million of the 4.25% Convertible Senior Notes due 2030 (the “Semler Convertible Notes”) from Semler Scientific.
On January 22, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Semler Convertible Notes, representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of SATA Stock concurrent with the closing of the Follow-On Offering. During the three months ended June 30, 2026, the Company retired the remaining long-term notes payable, at fair value, resulting in no Semler Convertible Notes being outstanding as of June 30, 2026.

Results of Operations
The comparability of our operating results for the three and six months ended June 30, 2026 (Successor) and 2025 (Predecessor) were impacted by our Asset Entities Merger and Semler Scientific Merger and may not be comparable.
Comparison of the Three Months Ended June 30, 2026 and the Three Months Ended June 30, 2025
The following table presents information regarding the consolidated results of operations for the three months ended June 30, 2026 (Successor) compared to the three months ended June 30, 2025 (Predecessor) (amounts in thousands, other than percentages):

	Successor	Predecessor	Increase (Decrease)
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$	%
Revenues:
Investment advisory fees	$1,512	$1,488	$24	1.6%
Medical device revenues	1,388	—	1,388	100.0%
Other revenue	41	23	18	78.3%
Total revenues	2,941	1,511	1,430	94.6%

Operating expenses:
Fund management and administration	1,489	1,588	(99)	(6.2)%
Employee compensation and benefits	16,314	2,005	14,309	713.7%
General and administrative expense	6,428	1,452	4,976	342.7%
Marketing and advertising	79	102	(23)	(22.5)%
Depreciation and amortization	86	54	32	59.3%
Total operating expenses	24,396	5,201	19,195	369.1%

Investment losses:
Net unrealized loss on digital assets, at fair value	(228,031)	—	(228,031)	(100.0)%
Net unrealized loss on investments in preferred equity, at fair value	(5,962)	—	(5,962)	(100.0)%
Other investment loss	(2,801)	—	(2,801)	(100.0)%
Total investment losses	(236,794)	—	(236,794)	(100.0)%

Net operating loss	(258,249)	(3,690)	(254,559)	6,898.6%

Other income/(expense):
Other income	955	252	703	279.0%
Interest expense on long-term notes payable, at fair value	(40)	—	(40)	(100.0)%
Change in fair value on long-term notes payable, at fair value	(299)	—	(299)	(100.0)%
Gain on extinguishment of debt	30	—	30	100.0%
Transaction costs	—	(5,437)	5,437	100.0%
Total other income/(expense)	646	(5,185)	5,831	(112.5)%

Net loss before income taxes	(257,603)	(8,875)	(248,728)	2,802.6%
Income tax benefit/(expense)	—	—	—	—%
Net loss	$(257,603)	$(8,875)	$(248,728)	2,802.6%
Dividends on preferred stock	(26,209)	—	(26,209)	(100.0)%
Net loss attributable to common stockholders	$(283,812)	$(8,875)	$(274,937)	3,097.9%
Investment advisory fees
Investment advisory fees was relatively flat at $1.5 million for both the three months ended June 30, 2026 and 2025.

Medical device revenues
Medical device revenues increased by $1.4 million, to $1.4 million for the three months ended June 30, 2026. This increase was driven by the consummation of the Semler Scientific Merger in early 2026, with Strive acquiring all assets and liabilities of Semler Scientific, Inc., including the medical device operations.
Other revenue
Other revenue remained at less than $0.1 million during all periods.
Fund management and administration
Fund management and administration decreased marginally by $0.1 million, or (6.2)%, to $1.5 million for the three months ended June 30, 2026, from $1.6 million for the three months ended June 30, 2025.
Employee compensation and benefits
Employee compensation and benefits increased by $14.3 million, or 713.7%, to $16.3 million for the three months ended June 30, 2026, from $2.0 million for the three months ended June 30, 2025. This increase was primarily a result of stock compensation expense of $5.7 million recorded during the three months ended June 30, 2026, which includes additional stock compensation expense related to employee stock options assumed as part of the Semler Scientific Merger. There was no stock compensation expense during the three months ended June 30, 2025 as performance conditions had not yet been met. This was paired with an increase in employee bonus accruals and an increase in employee compensation and benefits as a result of the Semler Scientific Merger during the three months ended June 30, 2026.
General and administrative expense
General and administrative expense increased by $5.0 million, or 342.7%, to $6.4 million for the three months ended June 30, 2026, from $1.5 million for the three months ended June 30, 2025. This increase was primarily due to an increase in spend on professional services, insurance, and other exchange listing and filing fees as a result of being a publicly traded company, increases related to our bitcoin treasury operations, including custodial fees, as well as increases as a result of the Semler Scientific Merger.
Marketing and advertising
Marketing and advertising remained consistent at $0.1 million during all periods.
Depreciation and amortization
Depreciation and amortization remained at less than $0.1 million during all periods.
Net unrealized loss on digital assets, at fair value
Net unrealized loss on digital assets, at fair value increased by $228.0 million, to $228.0 million for the three months ended June 30, 2026. The Company did not hold any digital assets during the three months ended June 30, 2025.
Net unrealized loss on investments in preferred equity, at fair value
Net unrealized loss on investments in preferred equity, at fair value increased by $6.0 million, to $6.0 million for the three months ended June 30, 2026. The Company did not hold any preferred equity investments during the three months ended June 30, 2025.
Other investment loss
Other investment loss increased by $2.8 million, to $2.8 million for the three months ended June 30, 2026 as a result of the change in fair value of other financial instruments. The Company did not have any such instruments during the three months ended June 30, 2025.
Other income
Other income increased by $0.7 million, or 279.0%, to $1.0 million for the three months ended June 30, 2026, from $0.3 million for the three months ended June 30, 2025. This increase was due to increases in holdings of yield-generating assets as a result of the Company's capital markets activity.
Interest expense on long-term notes payable, at fair value
Interest expense on long-term notes payable, at fair value increased by less than $0.1 million from the three months ended June 30, 2025 to the three months ended June 30, 2026. This increase was due to the assumption of the Semler Convertible Notes concurrent with the Semler Scientific Merger in early 2026. The Company retired all remaining outstanding Semler Convertible Notes during the three months ended June 30, 2026.

Change in fair value on long-term notes payable, at fair value
Change in fair value on long-term notes payable, at fair value increased by $0.3 million, to $0.3 million for the three months ended June 30, 2026. The Company did not have any long-term notes payable during the three months ended June 30, 2025.
Gain on extinguishment of debt
Gain on extinguishment of debt was less than $0.1 million for the three months ended June 30, 2026. There were no debt extinguishments during the three months ended June 30, 2025.
Transaction costs
Transaction costs decreased by $5.4 million, from $5.4 million for the three months ended June 30, 2025. The Company incurred transaction costs related to the Asset Entities Merger during the three months ended June 30, 2025, while no such costs were incurred during the three months ended June 30, 2026.
Dividends on preferred stock
Dividends on preferred stock increased by $26.2 million, to $26.2 million for the three months ended June 30, 2026. The Company declared $3.7932 of dividends per share of its SATA Stock during the three months ended June 30, 2026. No dividends were declared on the Predecessor's preferred stock during the three months ended June 30, 2025.
Comparison of the Six Months Ended June 30, 2026 and the Six Months Ended June 30, 2025
The following table presents information regarding the consolidated results of operations for the six months ended June 30, 2026 (Successor) compared to the six months ended June 30, 2025 (Predecessor) (amounts in thousands, other than percentages):

	Successor	Predecessor	Increase (Decrease)
	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$	%
Revenues:
Investment advisory fees	$2,859	$2,904	$(45)	(1.5)%
Medical device revenues	2,758	—	2,758	100.0%
Other revenue	84	30	54	180.0%
Total revenues	5,701	2,934	2,767	94.3%

Operating expenses:
Fund management and administration	2,913	2,999	(86)	(2.9)%
Employee compensation and benefits	29,367	4,071	25,296	621.4%
General and administrative expense	12,366	3,358	9,008	268.3%
Marketing and advertising	195	163	32	19.6%
Depreciation and amortization	176	106	70	66.0%
Total operating expenses	45,017	10,697	34,320	320.8%

Investment losses:
Net unrealized loss on digital assets, at fair value	(523,809)	—	(523,809)	(100.0)%
Net unrealized loss on investments in preferred equity, at fair value	(5,472)	—	(5,472)	(100.0)%
Other investment loss	(2,801)	—	(2,801)	(100.0)%
Total investment losses	(532,082)	—	(532,082)	(100.0)%

Net operating loss	(571,398)	(7,763)	(563,635)	7,260.5%

Other income/(expense):
Other income	1,481	576	905	157.1%
Interest expense on long-term notes payable, at fair value	(282)	—	(282)	(100.0)%
Change in fair value on long-term notes payable, at fair value	(2,464)	—	(2,464)	(100.0)%

Loss on extinguishment of debt	(8,431)	—	(8,431)	(100.0)%
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	(2,594)	—	(2,594)	(100.0)%
Transaction costs	(6,525)	(5,437)	(1,088)	20.0%
Bargain purchase gain	66,704	—	66,704	100.0%
Total other income/(expense)	47,889	(4,861)	52,750	(1,085.2)%

Net loss before income taxes	(523,509)	(12,624)	(510,885)	4,046.9%
Income tax benefit/(expense)	—	—	—	—%
Net loss	$(523,509)	$(12,624)	$(510,885)	4,046.9%
Dividends on preferred stock	(39,663)	—	(39,663)	(100.0)%
Net loss attributable to common stockholders	$(563,172)	$(12,624)	$(550,548)	4,361.1%
Investment advisory fees
Investment advisory fees was relatively flat at $2.9 million for both the six months ended June 30, 2026 and 2025.
Medical device revenues
Medical device revenues increased by $2.8 million, to $2.8 million for the six months ended June 30, 2026. This increase was driven by the consummation of the Semler Scientific Merger during the six months ended June 30, 2026, with Strive acquiring all assets and liabilities of Semler Scientific, Inc., including the medical device operations.
Other revenue
Other revenue remained at less than $0.1 million during all periods.
Fund management and administration
Fund management and administration decreased marginally by $0.1 million, or (2.9)%, to $2.9 million for the six months ended June 30, 2026, from $3.0 million for the six months ended June 30, 2025.
Employee compensation and benefits
Employee compensation and benefits expense increased by $25.3 million, or 621.4%, to $29.4 million for the six months ended June 30, 2026, from $4.1 million for the six months ended June 30, 2025. This increase was primarily a result of stock compensation expense of $12.2 million recorded during the six months ended June 30, 2026, which includes additional stock compensation expense related to employee stock options assumed as part of the Semler Scientific Merger. There was no stock compensation expense during the six months ended June 30, 2025 as performance conditions had not yet been met. This was paired with an increase in employee bonus accruals and an increase in employee compensation and benefits as a result of the Semler Scientific Merger during the six months ended June 30, 2026.
General and administrative expense
General and administrative expense increased by $9.0 million, or 268.3%, to $12.4 million for the six months ended June 30, 2026, from $3.4 million for the six months ended June 30, 2025. This increase was primarily due to an increase in spend on professional services, insurance, and other exchange listing and filing fees as a result of being a publicly traded company, increases related to our bitcoin treasury operations, including custodial fees, as well as increases as a result of the Semler Scientific Merger.
Marketing and advertising
Marketing and advertising was relatively flat at $0.2 million during both the six months ended June 30, 2026 and 2025.
Depreciation and amortization
Depreciation and amortization increased by less than $0.1 million, or 66.0%, to $0.2 million for the six months ended June 30, 2026, from $0.1 million for the six months ended June 30, 2025. This increase was driven by amortization and depreciation on assets acquired as part of the Semler Scientific Merger.
Net unrealized loss on digital assets, at fair value
Net unrealized loss on digital assets, at fair value increased by $523.8 million, or (100.0)%, to $523.8 million for the six months ended June 30, 2026. The Company did not hold any digital assets during the six months ended June 30, 2025.
Net unrealized loss on investments in preferred equity, at fair value

Net unrealized loss on investments in preferred equity, at fair value increased by $5.5 million, to $5.5 million for the six months ended June 30, 2026. The Company did not hold any preferred equity investments during the six months ended June 30, 2025.
Other investment loss
Other investment loss increased by $2.8 million, to $2.8 million for the six months ended June 30, 2026 as a result of the change in fair value of other financial instruments. The Company did not have any such instruments during the six months ended June 30, 2025.
Other income
Other income increased by $0.9 million, or 157.1%, to $1.5 million for the six months ended June 30, 2026, from $0.6 million for the six months ended June 30, 2025. This increase was due to an increase in the average level of holdings of interest-bearing assets during 2026 as compared to 2025.
Interest expense on long-term notes payable, at fair value
Interest expense on long-term notes payable, at fair value increased by $0.3 million from the six months ended June 30, 2025 to the six months ended June 30, 2026. This increase was due to the assumption of the Semler Convertible Notes concurrent with the Semler Scientific Merger in early 2026. The Company retired all assumed Semler Convertible Notes during the six months ended June 30, 2026.
Change in fair value on long-term notes payable, at fair value
Change in fair value on long-term notes payable, at fair value increased by $2.5 million from the six months ended June 30, 2025 to the six months ended June 30, 2026. The Company did not have any long-term notes payable during the six months ended June 30, 2025.
Loss on extinguishment of debt
Loss on extinguishment of debt increased by $8.4 million from the six months ended June 30, 2025 to the six months ended June 30, 2026. During the six months ended June 30, 2026, the Company recorded a loss on extinguishment of debt on the extinguishments of Semler Convertible Notes and the Coinbase Loan based on the difference in the fair value of consideration exchanged and the basis of the extinguished liabilities.
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan increased by $2.6 million, to $2.6 million for the six months ended June 30, 2026. This increase was due to the difference between the basis of bitcoin held as collateral by the lender of the Coinbase Loan as compared to the fair value when such collateral was returned to the Company.
Transaction costs
Transaction costs increased by $1.1 million, or 20.0%, to $6.5 million for the six months ended June 30, 2026, from $5.4 million for the six months ended June 30, 2025. The Company's transaction costs primarily relate to accounting and legal costs incurred in conjunction with the Asset Entities Merger and the Semler Scientific Merger.
Bargain purchase gain
Bargain purchase gain increased by $66.7 million, to $66.7 million for the six months ended June 30, 2026, which was the result of the excess of net assets acquired over total purchase consideration of the Semler Scientific Merger.
Dividends on preferred stock
Dividends on preferred stock increased by $39.7 million, to $39.7 million for the six months ended June 30, 2026. The Company declared $6.9182 of dividends per share of its SATA Stock during the six months ended June 30, 2026. No dividends were declared on the Predecessor's preferred stock during the six months ended June 30, 2025.

Liquidity and Capital Resources
Liquidity
The following table summarizes Strive's available liquidity (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$145,466	$67,499
Investments in preferred equity, at fair value	42,854	—
Digital assets, at fair value	1,164,639	668,486
Total liquidity	$1,352,959	$735,985
Our principal sources of liquidity are cash and cash equivalents and investments in preferred equity, at fair value. Cash and cash equivalents may include holdings in bank demand deposits, money market investments, and certificates of deposit. Strive considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Investments in preferred equity, at fair value consists of shares of STRC Stock. Although Strive does not currently actively trade its investments in preferred equity, Strive considers such holdings as available to meet short and long-term liquidity needs.
In addition, the Company holds significant investments in bitcoin, all of which are unencumbered.
Management believes that Strive's liquidity position puts the Company in a position of strategic advantage to execute on strategic initiatives and meet working capital needs for at least the next twelve months.
Capital resources
We anticipate being able to use proceeds from capital markets activity to meet our short and long-term liquidity needs. As of June 30, 2026, the Company had the availability to raise $4.4 billion through issuance and sales of its Class A common stock and SATA Stock pursuant to the respective sales agreements.
Contractual and Other Obligations
As of June 30, 2026, our material contractual obligations and commitments primarily include operating leases and employee compensation agreements. Strive did not have any long-term debt or other long-term liabilities as of December 31, 2025.
Strive maintains operating leases for its office locations in Dallas, Texas and Dublin, Ohio, with a sub-lease with a third-party in place for the Dublin, Ohio office location with substantially the same terms as Strive’s lease. At June 30, 2026, Strive had operating lease payment obligations of approximately $5.1 million, of which $0.7 million is payable within 12 months. Of these amounts, $2.2 million of the future lease obligations, $0.3 million of which is due within 12 months, relate to amounts that will be recovered through lease payments from our sub-tenant for the Dublin, Ohio lease.
The following table summarizes Strive's cash flow activities (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net cash used in operating activities	$(39,400)	$(10,016)
Net cash provided by (used in) investing activities	(585,369)	16,476
Net cash provided by financing activities	702,736	—
Net increase in cash and cash equivalents	$77,967	$6,460
Net cash used in operating activities
The primary sources of our cash and cash equivalents from operating activities are collections from customers related to investment advisory services, medical device operations, and interest collections from our holdings of cash and cash equivalents. Our primary uses of cash and cash equivalents are for general and administrative expenses and employee-related expenditures. Non-cash items used to reconcile net loss to net cash and cash equivalents used in operating activities include depreciation and amortization, unrealized gain (loss) on digital assets, at fair value, unrealized gain (loss) on investments in preferred equity, at fair value, loss on extinguishment of debt, share-based compensation expense, and other non-cash realized and unrealized amounts.

For the six months ended June 30, 2026, net cash and cash equivalents used in operating activities was $39.4 million. This was primarily driven by a $523.5 million net loss generated by Strive, which was driven by net investment losses of $532.1 million, operating expenses of $45.0 million, transaction costs of $6.5 million, and other non-cash realized and unrealized losses of $13.8 million, partially offset by total revenues of $5.7 million, other income of $1.5 million, and a bargain purchase gain of $66.7 million. Strive’s net loss was adjusted for non-cash items totaling $491.3 million. Further, Strive had a net change in operating assets and liabilities of $7.2 million, driven by a decrease in accounts payable and other liabilities of $16.5 million, which was partially offset by an increase in compensation and benefits payable of $7.1 million, a decrease in prepaid expenses of $1.3 million and a decrease in other current assets of $1.2 million.
For the six months ended June 30, 2025, net cash and cash equivalents used in operating activities was $10.0 million. This was primarily driven by a $12.6 million net loss generated by Strive, which was driven by operating expenses of $10.7 million and transaction costs of $5.4 million, partially offset by total revenues of $2.9 million and net other income of $0.6 million. Strive’s net loss was adjusted for non-cash items totaling $0.3 million. Further, Strive had a net change in operating assets and liabilities of $2.3 million, driven by an increase in accounts payable and other liabilities of $4.0 million, partially offset by an increase in other non-current assets of $0.8 million, an increase in other current assets of $0.4 million, an increase in prepaid expenses of $0.4 million, and a decrease in compensation and benefits payable of $0.1 million.
Net cash provided by (used in) investing activities
For the six months ended June 30, 2026, net cash and cash equivalents used in investing activities was $585.4 million, primarily due to purchases of digital asset investments of $540.6 million and purchases of investments in preferred equity of $50.5 million, partially offset by cash acquired through the Semler Scientific Merger of $3.5 million and $2.2 million of cash received from return of capital dividends on our investments in preferred equity.
For the six months ended June 30, 2025, net cash and cash equivalents provided by investing activities was $16.5 million, primarily due to net proceeds from short-term investments of $16.6 million, partially offset by purchases of intangible assets of $0.1 million.
Net cash provided by financing activities
For the six months ended June 30, 2026, net cash and cash equivalents provided by financing activities was $702.7 million, primarily due to proceeds from the issuance of SATA Stock and Class A common stock of $475.5 million and $306.2 million, respectively, which were partially offset by the payment of financing costs of $14.9 million. The Company also paid dividends on preferred stock of $33.2 million and extinguished the Coinbase Loan and remaining Semler Convertible Notes for $20.3 million and $10.0 million, respectively, and paid withholding taxes on the vesting of employee restricted stock of $0.5 million.
There were no financing activities for the six months ended June 30, 2025.
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
Non-GAAP adjusted net income (loss)
Non-GAAP adjusted net income (loss), non-GAAP adjusted net income (loss) attributable to common stockholders, and the related non-GAAP adjusted net income (loss) per diluted common share excludes the impact of (i) share-based compensation expense, (ii) depreciation and amortization, (iii) change in fair value on long-term notes payable, at fair value, (iv) (gain)/loss on extinguishment of debt, (v) loss on change in fair value of bitcoin held as collateral under Coinbase Loan, (vi) transaction costs, (vii) bargain purchase gain, and (viii) other investment loss. We believe these measures offer management and investors insight as they exclude significant non-cash and/or non-recurring items. The following provides GAAP measures of net loss, net loss attributable to common stockholders, and net loss per diluted common share and the details with respect to reconciling the line items to non-GAAP adjusted net income (loss), non-GAAP adjusted net income (loss) attributable to common stockholders, and non-GAAP adjusted net income (loss) per diluted common share (all amounts in thousands, other than share and per share information):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	Successor	Predecessor	Successor	Predecessor
Net loss	$(257,603)	$(8,875)	$(523,509)	$(12,624)
Share-based compensation expense	5,684	—	12,213	—
Depreciation and amortization	86	54	176	106
Other investment loss	2,801	—	2,801	—
Change in fair value on long-term notes payable, at fair value	299	—	2,464	—
(Gain)/loss on extinguishment of debt	(30)	—	8,431	—
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	—	—	2,594	—
Transaction costs	—	5,437	6,525	5,437
Bargain purchase gain	—	—	(66,704)	—
Non-GAAP adjusted net income (loss)	$(248,763)	$(3,384)	$(555,009)	$(7,081)
Dividends on preferred stock	(26,209)	—	(39,663)	—
Non-GAAP adjusted net loss attributable to common stockholders	$(274,972)	$(3,384)	$(594,672)	$(7,081)

Weighted average number of diluted common shares outstanding	75,275,806	2,300,998	68,490,600	2,288,538
Net loss per diluted common share	$(3.77)	$(3.86)	$(8.22)	$(5.52)
Non-GAAP adjusted net loss per diluted common share	$(3.65)	$(1.47)	$(8.68)	$(3.09)
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
Bitcoin Market Price Risk
We have invested, and plan to continue to invest, a significant amount of our capital into bitcoin and bitcoin-related products. Our investments in bitcoin are recorded at fair value on a recurring basis using observed prices from active exchanges, with changes in fair value recorded in net income. The market price of bitcoin may fluctuate significantly, and declines in market price of bitcoin could result in a material adverse effect on our financial results in future periods. As of June 30, 2026, the Company held approximately 19,864 bitcoin with a fair value of $1.2 billion.
Interest Rate Risk
We are exposed to changes in interest rates primarily via our SATA Stock, which accumulates cumulative dividends, which we refer to in this Item 3. Quantitative and Qualitative Disclosures About Market Risk as “regular dividends”, at a variable dividend rate, which was initially set at 12.00% per annum with respect to the first regular dividend period. However, we have the right, in our sole and absolute discretion, to adjust the regular dividend rate applicable to subsequent regular dividend periods, subject to certain restrictions, including restrictions on the maximum reduction of the dividend rate and a requirement to declare a dividend equal to at least the monthly SOFR per annum rate. Our current intention (which is subject to change in our sole and absolute discretion) is to adjust the monthly regular dividend rate per annum in such manner as we believe is designed to cause the SATA Stock to trade at prices within its stated long-term range of $99 and $101 per share. We have increased regular dividends on

SATA Stock, most recently from 12.75% per annum to 13.00% per annum, for the periods commencing on or after April 15, 2026.
As of August 7, 2026, if we determined to increase the regular dividend rate on our SATA Stock by 0.50%, the SATA Stock’s monthly dividend accrual would increase by approximately $0.3 million. We do not believe our interest rate risk exposure via the SATA Stock is material as of August 7, 2026.
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
(b) Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company's management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes, during the second quarter of 2026.

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
On August 29, 2025, a purported stockholder of Semler Scientific filed a lawsuit captioned Ravi Krishnamoorthy v. Semler Scientific, Inc., et al., No 5:25-cv-07303, in the U.S. District Court for the Northern District of California, against Semler Scientific and three current or former officers on behalf of a putative class of stockholders who purchased shares of Semler Scientific from March 10, 2021 to April 15, 2025. An amended complaint was filed on June 16, 2026. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and of SEC rules promulgated thereunder, challenging, among other things, the timing and extent of Semler Scientific’s public disclosure of a potential claim by the DOJ against Semler Scientific and subsequent negotiation of an agreement in principle to resolve the matter and third-party insurance coverage and reimbursement for a medical device. The amended complaint seeks recovery of unspecified damages, interest, and an award of the attorneys’ fees and costs. Semler Scientific denies any liability or misconduct and intends to vigorously defend the litigation.
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
There were no material changes to our risk factors during the three months ended June 30, 2026.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
There were no unregistered sales of the Company's equity securities during the three months ended June 30, 2026.
Purchases of Equity Securities
No repurchases of Class A common stock by the Company occurred during the three months ended June 30, 2026.
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
Adoption of Short-Term Incentive Plan
On August 7, 2026, the Board of Directors (the “Board”) of the Company, upon the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), adopted the Strive, Inc. Short-Term Incentive Plan, effective as of

August 7, 2026 (the “Short-Term Plan”). The Short-Term Plan is a cash incentive plan administered by the Compensation Committee, pursuant to which the Compensation Committee (or its delegee) may designate and classify employees of the Company, including the Company’s named executive officers, as eligible to receive short-term cash incentive awards based on Bitcoin Yield, as publicly discussed by the Company in September 2025, and now formalized by the Compensation Committee in accordance with the terms of the Short-Term Plan. Target bonus opportunities are expressed as a percentage of each participant’s base salary, as determined by the Compensation Committee (or its delegee), and payouts under the Short-Term Plan may range from 0% to 200% of the participant’s target bonus opportunity based on the level of achievement of the applicable performance objectives during the performance period.
The current performance period under the Short-Term Plan commenced on October 1, 2025 and ends on December 31, 2026. As a result of the extended performance period, the target bonus opportunities for such period are 1.25 times the annual target bonus opportunity set forth in the employment agreements with each of the Company’s named executive officers. Awards under the Short-Term Plan are generally subject to the participant’s continued employment through the payment date, subject to accelerated payment upon certain qualifying terminations of employment as provided in certain participants’ employment agreements, including the employment agreements of each of the named executive officers.
The foregoing description of the Short-Term Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Strive, Inc. Short-Term Incentive Plan, which is filed as Exhibit 10.3 hereto and is incorporated herein by reference.
Grant of Performance Stock Units
On August 7, 2026, the Board, upon the recommendation of the Compensation Committee, approved grants of performance stock units (“PSUs”) to the Company’s named executive officers identified below, as well as certain other senior employees, pursuant to the Strive, Inc. 2026 Omnibus Equity Incentive Plan (the “Plan”). The PSUs are eligible to be earned based on the achievement of specified levels of the Company’s total shareholder return (“TSR”) relative to the Russell 3000, as modified by the Company’s TSR performance relative to bitcoin total return, in each case over the three-year performance period commencing on January 1, 2026 and ending on December 31, 2028. The vesting of the PSUs is also subject to the named executive officer’s continued employment through the end of the applicable performance period, except in the event the named executive officer’s employment is terminated by the Company without “cause,” the named executive officer resigns for “good reason,” or the named executive officer dies or becomes disabled. In the event of any such termination of employment, the PSUs will remain outstanding and will vest, if at all, based on the level of achievement of the applicable performance goals, as described below.
Each named executive officer was granted a target number of PSUs, with Mr. Cole receiving a target award of 280,112 PSUs, each of Mr. Pham and Mr. Beirne receiving a target award of 87,535 PSUs, and Mr. Sarkhani receiving a target award of 9,191 PSUs. The number of PSUs that vest following the performance period ranges from 0% to 200% of the applicable target number of PSUs, based on the level of achievement of the applicable performance goals.
The foregoing description of the PSUs does not purport to be complete and is qualified in its entirety by reference to the form of Performance Stock Unit Award Agreement, which is filed as Exhibit 10.4 hereto and is incorporated herein by reference.
Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Certificate of Designation relating to the Variable Rate Series A Perpetual Preferred Stock, as filed with the Nevada Secretary of State on May 13, 2026 (effective June 15, 2026) (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 14, 2026).

3.2
Certificate of Amendment to Certificate of Designation relating to the Variable Rate Series A Perpetual Preferred Stock, as filed with the Nevada Secretary of State on June 5, 2026 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 5, 2026).

3.3
Certificate of Amendment to Amended and Restated Certificate of Designation relating to the Variable Rate Series A Perpetual Preferred Stock, as filed with the Nevada Secretary of State on June 5, 2026 (effective June 15, 2026) (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on June 5, 2026).

10.1
Amended and Restated Controlled Equity OfferingSM Sales Agreement, dated June 5, 2026, by and between Strive, Inc. and Cantor Fitzgerald & Co., Barclays Capital Inc., Clear Street LLC, The Benchmark Company, LLC, StoneX Financial Inc., B. Riley Securities, Inc., Maxim Group LLC and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 5, 2026).

10.2
Amended and Restated Controlled Equity OfferingSM Sales Agreement, dated June 5, 2026, by and between Strive, Inc. and Cantor Fitzgerald & Co., Barclays Capital Inc., Clear Street LLC, The Benchmark Company, LLC, StoneX Financial Inc., B. Riley Securities, Inc., Maxim Group LLC and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 5, 2026).

10.3*	Strive, Inc. Short-Term Incentive Plan

10.4*	Form of Performance Stock Unit Agreement

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Principal Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
____________
† Executive compensation plan or arrangement.
* Filed or furnished herewith.
** All schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRIVE, INC.

	By:	/s/ Matthew Cole
Matthew Cole
Chief Executive Officer
Date: August 10, 2026
	By:	/s/ Benjamin Pham
Benjamin Pham
Chief Financial Officer
Date: August 10, 2026