Form 10-Q
period 2026-09-30
Strive, Inc.
filed 2026-11-06
CIK 1920406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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

200 Crescent Ct, Suite 1400, Dallas, Texas 75201
(Address of principal executive offices and zip code)
Registrant’s Telephone Number, Including Area Code: (855) 427-7360
(Former Name or Former Address, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A common stock, $0.001 par value per share	ASST	The Nasdaq Stock Market LLC
Variable Rate Series A Perpetual Preferred Stock, $0.001 par value per share	SATA	The Nasdaq Stock Market LLC
15.00% Series A Perpetual SATS Preferred Stock, $0.001 par value per share	SATS	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the registrant had 118,117,620 and 9,213,489 shares of Class A common stock and Class B common stock outstanding, respectively.

STRIVE, INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Consolidated Financial Statements	1
	Consolidated Statements of Financial Condition as of September 30, 2026 (unaudited) and December 31, 2025 (audited)	1
	Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2026 (Successor), the Period from September 12, 2025 through September 30, 2025 (Successor), and the Period from July 1, 2025 through September 11, 2025 (Predecessor)	2
	Consolidated Statements of Operations for the Nine Months Ended September 30, 2026 (Successor) (unaudited), the Period from September 12, 2025 through September 30, 2025 (Successor) (unaudited), and the Period from January 1, 2025 through September 11, 2025 (Predecessor) (audited)	3
	Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the Nine Months Ended September 30, 2026 (Successor), the Period from September 12, 2025 through September 30, 2025 (Successor), and the Period from January 1, 2025 through September 11, 2025 (Predecessor)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 (Successor) (unaudited), the Period from September 12, 2025 through September 30, 2025 (Successor) (unaudited), and the Period from January 1, 2025 through September 11, 2025 (Predecessor) (audited)	6
	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STRIVE, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$285,405	$67,499
Investments in preferred equity, at fair value	50,172	—
Prepaid expenses	1,034	2,708
Other current assets	2,072	1,569
Total current assets	338,683	71,776
Digital assets, at fair value	2,340,192	668,486
Property and equipment, net	731	778
Intangible assets, net	321	355
Right-of-use lease assets	3,717	4,037
Other non-current assets	526	95
Total assets	$2,684,170	$745,527

Liabilities:
Current liabilities:
Compensation and benefits payable	$12,924	$164
Accounts payable and other liabilities	7,356	8,560
Dividends payable	14,022	2,053
Total current liabilities	34,302	10,777
Operating lease liabilities	3,218	3,512
Total liabilities	37,520	14,289

Mezzanine equity:
Variable Rate Series A Preferred Stock, $0.001 par value; 40,000,000 and 20,000,000 shares authorized, 12,940,621 and 2,012,729 shares issued and outstanding, $1.3 billion and $201.3 million liquidation preference as of September 30, 2026 and December 31, 2025, respectively	1,210,820	148,802
Total mezzanine equity	1,210,820	148,802

Stockholders’ equity:
Class A common stock, $0.001 par value; 22,200,000,000 shares authorized, 88,814,706 and 34,936,745 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	89	699
Class B common stock, $0.001 par value; 1,050,000,000 shares authorized, 9,198,036 and 9,776,540 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9	196
Additional paid-in capital	1,998,157	1,055,595
Accumulated deficit	(562,425)	(474,054)
Total stockholders’ equity	1,435,830	582,436
Total liabilities, mezzanine equity, and stockholders' equity	$2,684,170	$745,527
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Successor		Predecessor
	Three Months Ended September 30, 2026	Period From September 12, 2025 to September 30, 2025	Period From July 1, 2025 to September 11, 2025
Revenues:
Investment advisory fees	$1,559	$246	$1,283
Medical device revenues	1,133	—	—
Other revenue	4	9	5
Total revenues	2,696	255	1,288

Operating expenses:
Fund management and administration	1,583	282	1,251
Employee compensation and benefits	15,633	18,720	3,151
General and administrative expense	6,669	445	871
Impairment of medical device research and development intangible asset	14,650	—	—
Marketing and advertising	86	18	68
Depreciation and amortization	78	12	43
Total operating expenses	38,699	19,477	5,384

Investment gains (losses):
Net unrealized gain (loss) on digital assets, at fair value	533,697	(10,133)	—
Net unrealized gain on investments in preferred equity, at fair value	8,833	—	—
Other investment gain	1,497	—	—
Other derivative loss	—	(14,731)	—
Total investment gains (losses)	544,027	(24,864)	—

Net operating income (loss)	508,024	(44,086)	(4,096)

Other income (expense):
Other income	1,008	68	10
Goodwill and intangible asset impairment	—	(140,785)	—
Transaction costs	—	(7,484)	(10,280)
Total other income (expense)	1,008	(148,201)	(10,270)

Net income (loss) before income taxes	509,032	(192,287)	(14,366)
Income tax benefit (expense)	—	—	—
Net income (loss)	$509,032	$(192,287)	$(14,366)
Dividends on preferred stock	(34,231)	—	—
Net income (loss) attributable to common stockholders	$474,801	$(192,287)	$(14,366)

Weighted average number of common shares outstanding:
Basic (1)	89,080,303	43,617,459	2,325,783
Diluted (1)	90,534,798	43,617,459	2,325,783

Net income (loss) per common share:
Basic (1)	$5.33	$(4.41)	$(6.18)
Diluted (1)	$5.24	$(4.41)	$(6.18)
(1) Basic and diluted earnings per common share for Class A and Class B common stock are the same.
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Successor		Predecessor
	Nine Months Ended September 30, 2026	Period From September 12, 2025 to September 30, 2025	Period From January 1, 2025 to September 11, 2025
	(unaudited)	(unaudited)	(audited)
Revenues:
Investment advisory fees	$4,418	$246	$4,187
Medical device revenues	3,891	—	—
Other revenue	88	9	35
Total revenues	8,397	255	4,222

Operating expenses:
Fund management and administration	4,496	282	4,250
Employee compensation and benefits	45,000	18,720	7,222
General and administrative expense	19,035	445	4,229
Impairment of medical device research and development intangible asset	14,650	—	—
Marketing and advertising	281	18	231
Depreciation and amortization	254	12	149
Total operating expenses	83,716	19,477	16,081

Investment gains (losses):
Net unrealized gain (loss) on digital assets, at fair value	9,888	(10,133)	—
Net unrealized gain on investments in preferred equity, at fair value	3,361	—	—
Other investment loss	(1,304)	—	—
Other derivative loss	—	(14,731)	—
Total investment gains (losses)	11,945	(24,864)	—

Net operating loss	(63,374)	(44,086)	(11,859)

Other income (expense):
Other income	2,489	68	586
Interest expense on long-term notes payable, at fair value	(282)	—	—
Change in fair value on long-term notes payable, at fair value	(2,464)	—	—
Loss on extinguishment of debt	(8,431)	—	—
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	(2,594)	—	—
Goodwill and intangible asset impairment	—	(140,785)	—
Transaction costs	(6,525)	(7,484)	(15,717)
Bargain purchase gain	66,704	—	—
Total other income (expense)	48,897	(148,201)	(15,131)

Net loss before income taxes	(14,477)	(192,287)	(26,990)
Income tax benefit (expense)	—	—	—
Net loss	$(14,477)	$(192,287)	$(26,990)
Dividends on preferred stock	(73,894)	—	—
Net loss attributable to common stockholders	$(88,371)	$(192,287)	$(26,990)

Weighted average number of common shares outstanding:
Basic (1)	75,429,254	43,617,459	2,299,243
Diluted (1)	75,429,254	43,617,459	2,299,243

Net loss per common share:
Basic (1)	$(1.17)	$(4.41)	$(11.74)
Diluted (1)	$(1.17)	$(4.41)	$(11.74)
(1) Basic and diluted earnings per common share for Class A and Class B common stock are the same.
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Predecessor
	Mezzanine Equity		Stockholders' Equity
	Successor Perpetual		Predecessor		Predecessor Class A		Predecessor Class B		Successor Class A		Successor Class B		Additional	Retained Earnings/	Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Equity
Balance at December 31, 2024	—	$—	1,158,802	$72,488	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(49,146)	$23,342
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,749)	(3,749)
Balance at March 31, 2025	—	$—	1,158,802	$72,488	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(52,895)	$19,593
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,875)	(8,875)
Balance at June 30, 2025	—	$—	1,158,802	$72,488	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(61,770)	$10,718
Redemption of preferred stock	—	—	(1,238)	(500)	—	—	—	—	—	—	—	—	—	—	(500)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,366)	(14,366)
Balance at September 11, 2025	—	$—	1,157,564	$71,988	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(76,136)	$(4,148)

	Successor
	Mezzanine Equity		Stockholders' Equity
	Successor Perpetual		Predecessor		Predecessor Class A		Predecessor Class B		Successor Class A		Successor Class B		Additional	Retained Earnings/	Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Equity
Balance at September 12, 2025	—	$—	1,157,564	$71,988	2,000,000	$—	400,970	$—	—	$—	—	$—	$—	$(76,136)	$(4,148)
Conversion of Predecessor shares for Strive, Inc. Class B common stock	—	—	(1,157,564)	(71,988)	(2,000,000)	$—	(400,970)	—	—	—	12,445,578	249	71,739	—	—
Business combination with Asset Entities Inc	—	—	—	—	—	—	—	—	831,219	17	—	—	141,123	—	141,140
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	16,294	—	16,294
Issuance of Class A common stock	—	—	—	—	—	—	—	—	17,958,145	359	—	—	548,020		548,379
Issuance of pre-funded warrants	—	—	—	—	—	—	—	—	—	—	—	—	283,170	—	283,170
Exercise of warrants	—	—	—	—	—	—	—	—	2,107,711	42	—	—	12,958	—	13,000
Conversions of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	1,543,805	31	(1,543,805)	(31)	—	—	—
Share-based transaction costs	—	—	—	—	—	—	—	—	—	—	—	—	2,936	—	2,936
Issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	(29,055)	—	(29,055)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(192,287)	(192,287)
Balance at September 30, 2025	—	$—	—	$—	—	$—	—	$—	22,440,880	$449	10,901,773	$218	$1,047,185	$(268,423)	$779,429

	Mezzanine Equity		Stockholders' Equity
	Successor Perpetual		Predecessor		Predecessor Class A		Predecessor Class B		Successor Class A		Successor Class B		Additional	Retained Earnings/	Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit)	Equity
Balance at December 31, 2025	2,012,729	$148,802	—	$—	—	$—	—	$—	34,936,745	$699	9,776,540	$196	$1,055,595	$(474,054)	$582,436
Adjustment of par value as a result of reverse stock split	—	—	—	—	—	—	—	—	—	(664)	—	(186)	850	—	—
Business combination with Semler Scientific, Inc.	—	—	—	—	—	—	—	—	16,090,786	16	—	—	311,167	—	311,183

Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	6,529	—	6,529
Issuance of Class A common stock	—	—	—	—	—	—	—	—	8,182,150	8	—	—	94,945	—	94,953
Issuance of common stock upon vesting of restricted stock and exercise of employee options, net of withholding taxes	—	—	—	—	—	—	—	—	—	—	118,950	—	(388)	—	(388)
Exercise of warrants	—	—	—	—	—	—	—	—	53,614	—	—	—	—	—	—
Conversions of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	23,333	—	(23,333)	—	—	—	—
Issuance of perpetual preferred stock	2,360,465	219,905	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance costs	—	(9,533)	—	—	—	—	—	—	—	—	—	—	(570)	—	(570)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,454)	(13,454)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(265,906)	(265,906)
Balance at March 31, 2026	4,373,194	$359,174	—	$—	—	$—	—	$—	59,286,628	$59	9,872,157	$10	$1,468,128	$(753,414)	$714,783
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	5,684	—	5,684
Issuance of Class A common stock	—	—	—	—	—	—	—	—	12,756,708	13	—	—	211,282	—	211,295
Issuance of common stock upon vesting of restricted stock and exercise of employee options, net of withholding taxes	—	—	—	—	—	—	—	—	4,938	—	24,396	—	(137)	—	(137)
Conversions of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	116,535	—	(116,535)	—	—	—	—
Issuance of perpetual preferred stock	3,456,308	345,663	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance costs	—	(2,464)	—	—	—	—	—	—	—	—	—	—	(1,658)	—	(1,658)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(26,209)	(26,209)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(257,603)	(257,603)
Balance at June 30, 2026	7,829,502	$702,373	—	$—	—	$—	—	$—	72,164,809	$72	9,780,018	$10	$1,683,299	$(1,037,226)	$646,155
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	6,523	—	6,523
Issuance of Class A common stock	—	—	—	—	—	—	—	—	14,403,285	14	—	—	271,605	—	271,619
Issuance of common stock upon vesting of restricted stock and exercise of employee options, net of withholding taxes	—	—	—	—	—	—	—	—	194,996	1	23,329	—	487	—	488
Exercise of warrants	—	—	—	—	—	—	—	—	1,446,305	1	—	—	39,049	—	39,050
Conversions of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	605,311	1	(605,311)	(1)	—	—	—
Issuance of perpetual preferred stock	5,111,119	511,161	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance costs	—	(2,714)	—	—	—	—	—	—	—	—	—	—	(2,806)	—	(2,806)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(34,231)	(34,231)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	509,032	509,032
Balance at September 30, 2026	12,940,621	$1,210,820	—	$—	—	$—	—	$—	88,814,706	$89	9,198,036	$9	$1,998,157	$(562,425)	$1,435,830
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2026	Period From September 12, 2025 to September 30, 2025	Period From January 1, 2025 to September 11, 2025
	(unaudited)	(unaudited)	(audited)
Cash flows from operating activities:
Net loss	$(14,477)	$(192,287)	$(26,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254	12	149
Accretion of discount on investments, net	—	—	155
Reduction of right-of-use lease assets and operating lease liabilities	40	5	91
Net unrealized gain (loss) on digital assets, at fair value	(9,888)	10,133	—
Other investment loss	1,304	—	—
Other derivative loss	—	14,731	—
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	2,594	—	—
Net unrealized gain on investments in preferred equity, at fair value	(3,361)	—	—
Change in fair value on long-term notes payable, at fair value	2,464	—	—
Loss on extinguishment of debt	8,431	—	—
Share-based compensation expense	18,736	16,294	—
Goodwill and intangible asset impairment	—	140,785	—
Non-cash transaction expenses	—	2,936	2,150
Bargain purchase gain	(66,704)	—	—
Impairment of medical device research and development intangible asset	14,650	—	—
Changes in operating assets and liabilities:
Prepaid expenses	2,273	(2,928)	(227)
Other current assets	1,392	1,461	(1,589)
Other non-current assets	(430)	—	(723)
Compensation and benefits payable	10,402	263	(1,018)
Accounts payable and other liabilities	(17,203)	(5,360)	9,793
Net cash used in operating activities	(49,523)	(13,955)	(18,209)

Cash flows from investing activities:
Purchases of digital assets, at fair value	(1,182,412)	(675,008)	—
Cash acquired through business combination	3,513	400	—
Purchases of intangible assets	—	(75)	(123)
Purchases of investments in preferred equity, at fair value	(50,499)	—	—
Proceeds from return of capital dividends	3,688	—	—
Purchases of short-term investments	—	—	(4,271)
Proceeds from short-term investments	—	—	20,871
Net cash provided by (used in) investing activities	(1,225,710)	(674,683)	16,477

Cash flows from financing activities:
Proceeds from issuance of Class A common stock	577,867	525,610	—
Proceeds from issuance of pre-funded warrants	—	283,170	—
Proceeds from warrant exercises	39,050	13,000	—

Proceeds from issuance of preferred stock	986,621	—	—
Redemption of preferred stock	—	—	(500)
Preferred stock dividends paid	(61,925)	—	—
Payment of issuance costs	(18,157)	(27,996)	—
Net payments on vesting of restricted stock and employee stock options	(37)	—	—
Extinguishment of long-term notes payable, at fair value	(9,970)	—	—
Extinguishment of Coinbase Loan	(20,310)	—	—
Net cash provided by (used in) financing activities	1,493,139	793,784	(500)

Net increase (decrease) in cash and cash equivalents	217,906	105,146	(2,232)
Cash and cash equivalents, beginning of period	67,499	3,923	6,155
Cash and cash equivalents, end of period	$285,405	$109,069	$3,923

Non-cash investing and financing activities:
Change in declared but unpaid preferred stock dividends	$11,969	$—	$—
Change in accrued but unpaid financing transaction costs	1,652	1,262	770
Release of bitcoin held as collateral upon extinguishment of Coinbase Loan	37,971	—	—
Exchange of preferred stock for extinguishment of long-term notes payable, at fair value	90,108	—	—
Class A common stock exchanged for digital assets	—	8,038	—
Class A common stock issued as part of business combination	311,183	141,140	—
Assets and liabilities resulting from business combination:
Prepaid expenses	599	27	—
Goodwill	—	140,039
Other current assets	1,831	—	—
Digital assets, at fair value	444,029	—	—
Receivable for bitcoin collateral	37,971	—	—
Property and equipment, net	175	—	—
Intangible assets, net	14,650	746	—
Other non-current assets	1	57	—
Compensation and benefits payable	(2,358)	—	—
Accounts payable and other liabilities	(13,029)	129	—
Long-term notes payable, at fair value	(89,495)	—	—
Coinbase Loan	(20,000)	—	—
The accompanying notes are an integral part of these consolidated financial statements

STRIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization
Strive, Inc. (the "Company", "Strive", or the "Successor"), a Nevada corporation, is a structured finance company and institutional asset manager with a Bitcoin-focused treasury strategy trading on The Nasdaq Stock Market LLC ("Nasdaq") under the symbol "ASST".
The Company operates through wholly-owned subsidiaries, including, among others, Strive Enterprises, Inc. ("SEI") and Strive Asset Management, LLC ("SAM"), a registered investment advisor with the Securities and Exchange Commission ("SEC"). SAM provides sub-advisory services for the Strive funds (the "Funds"), a series of exchange traded funds ("ETFs"), and has the discretionary responsibility to select investments in accordance with each fund's investment objectives, policies, and restrictions. SAM is not responsible for selecting broker-dealers or placing trades for the Funds. Products are offered through intermediaries in a variety of vehicles and ETFs.
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
Since the merger between Strive Enterprises, Inc. and Asset Entities has been determined to be a reverse acquisition, with SEI being the accounting acquirer, the Company determined that SEI is the Predecessor and Strive, Inc. is the Successor. The financial information for the period from July 1, 2025 to September 11, 2025 and the period from January 1, 2025 to September 11, 2025 reflect the historical financial information of the Predecessor and are referred to as the "Predecessor Periods". The financial information as of September 30, 2026 and December 31, 2025 and for the period from September 12, 2025 to September 30, 2025, the three months ended September 30, 2026, and the nine months ended September 30, 2026 reflect the financial information of Strive, Inc. and are referred to as the "Successor Periods".
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
Earnings per share ("EPS")
Basic net income (loss) per common share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding and assumed outstanding common stock during the period. Diluted net income (loss) per common share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of Class A and Class B common stock and potential shares of common stock outstanding during the period. Net income (loss) attributable to common stockholders is computed by deducting the dividends declared in the period on the Company’s preferred stock, if any, from net income (loss). The impact from potential shares of common stock on the diluted earnings per share calculation are included when dilutive. Potential shares of Class A common stock consisting of shares underlying employee share awards and options and outstanding warrants are computed using the treasury stock method, while potential shares from the Semler Convertible Notes (as defined below) are computed using the if-converted method. Potentially dilutive shares are only included in the amount of dilutive shares if their impact results in dilution to net income (loss) per share.
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
(3) Digital Assets, at Fair Value
The Company accounts for its digital assets, which are comprised solely of bitcoin, in accordance with ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets. The Company’s digital assets are initially recorded at cost, inclusive of transaction costs and fees. The Company subsequently remeasures its digital assets to fair value at the end of each reporting period in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, resulting in their classification as Level 1 instruments. Any changes in fair value are recognized in net income within net unrealized gain (loss) on digital assets, at fair value. As of September 30, 2026 and December 31, 2025, there are no contractual restrictions on the Company's holdings of digital assets.
The Company's investments in digital assets, at fair value are summarized below. The Company did not hold any investments in digital assets prior to September 12, 2025.

	September 30, 2026	December 31, 2025
Approximate number of bitcoin held	28,000	7,627
Aggregate bitcoin cost basis (in thousands)	$2,524,811	$862,994
Aggregate bitcoin fair value (in thousands)	$2,340,192	$668,486
Weighted average acquisition cost	$90,170	$113,153
Fair value per bitcoin	$83,577	$87,650
The following table provides a summary of the changes in the Company's digital assets, at fair value for the three and nine months ended September 30, 2026 and the period from September 12, 2025 to September 30, 2025 (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Period From September 12, 2025 to September 30, 2025
Balance, beginning of period	$1,164,639	$668,486	$—
Acquisitions	641,856	1,626,441	683,046
Release of bitcoin held as collateral upon extinguishment of Coinbase Loan	—	35,377	—
Sales	—	—	—
Change in fair value	533,697	9,888	(10,133)
Balance, end of period	$2,340,192	$2,340,192	$672,913
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
The Company accounted for the transaction as a business combination under ASC 805, Business Combinations, with the Company being the acquirer. At the consummation of the Semler Scientific Merger, each holder of Semler Scientific common stock received 21.05 shares of Strive, Inc. Class A Common Stock for each share of Semler Scientific common stock held as of the acquisition date, which amounted to 16,090,786 shares (on a split-adjusted basis) of Class A Common Stock being issued to legacy Semler Scientific shareholders. The total consideration transferred amounted to $311.2 million based on the number of shares transferred and the stock price of the Company's Class A Common Stock on January 16, 2026. As a result, the Company recognized the assets acquired and liabilities assumed at their acquisition date fair value, with a bargain purchase gain of $66.7 million recognized based on the excess of the net assets acquired over consideration transferred.
During the three months ended September 30, 2026, in order to manage future cash outlays versus potential benefits, the Company terminated the research and development efforts on an in-development medical device product acquired as part of the

Semler Scientific Merger. The Company performed an impairment test on the Company's acquired in-process research and development intangible asset, which resulted in the Company recognizing an impairment of acquired medical device in-process research and development intangible asset of $14.7 million during the three and nine months ended September 30, 2026.
As part of the Semler Scientific Merger, the Company incurred transaction costs of $6.5 million during the nine months ended September 30, 2026. There were no transaction costs incurred related to the Semler Scientific Merger during the three months ended September 30, 2026. The Company incurred $1.8 million in transaction costs for the Semler Scientific Merger during the period from September 12, 2025 to September 30, 2025. There were no transactions costs related to the Semler Scientific Merger during the period from July 1, 2025 to September 11, 2025 and the period from January 1, 2025 to September 11, 2025.
The following table summarizes the consideration transferred and the assets acquired and liabilities assumed as part of the Semler Scientific Merger at their acquisition date fair value (in thousands):

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
Supplemental pro forma information
The unaudited supplemental pro forma financial information presented below has been prepared as if the Semler Scientific Merger had occurred in the earliest presented period. The pro forma financial information is developed using estimates and assumptions based on information available at the time. The Company believes such estimates and assumptions to be reasonable; however, the unaudited pro forma financial information is not necessarily indicative of what the combined company's results would have been had the acquisition been completed as of the beginning of the periods as indicated, nor does it purport to represent the Company's future results. There are no pro forma adjustments for the three months ended September 30, 2026. As the financial information for the period from July 1, 2025 to September 11, 2025 and the period from January 1, 2025 to September 11, 2025 represent the financial information of the Predecessor, no such pro forma financial information has been included. Amounts below are presented in thousands, other than per-share amounts.

	Nine Months Ended September 30, 2026	Period From September 12, 2025 to September 30, 2025
Total revenues	$8,786	$1,753
Net loss before income taxes	$(15,610)	$(206,116)
The pro forma financial information has been calculated after adjusting to reflect certain business combination and one-time accounting impacts, such as fair value adjustments and transaction expenses related to the Semler Scientific Merger as if it had occurred in the earliest period presented.
On January 16, 2026, in connection with the Semler Scientific Merger, the Company assumed $100.0 million of the 4.25% Convertible Senior Notes due 2030 (the “Semler Convertible Notes”) from Semler Scientific. Upon the completion of the Semler

Scientific Merger, Semler Scientific, Strive, and U.S. Bank Trust Company, National Association, as trustee, entered into a supplemental indenture, dated January 16, 2026 (the “Supplemental Indenture”), to that certain indenture, dated as of January 28, 2025 (such indenture as so amended, supplemented and modified from time to time, the “Convertible Notes Indenture”), pursuant to which Semler Scientific originally issued its Semler Convertible Notes. In addition, the Company assumed Semler Scientific's capped call contracts, which were intended to reduce potential dilution or offset any cash payments. On January 22, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Semler Convertible Notes, representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of the Company's SATA Stock (as defined below) concurrent with the closing of the Follow-On Offering (as defined below) (the “Notes Exchange”). In May 2026, the Company retired the remaining long-term notes payable, at fair value, resulting in no Semler Convertible Notes being outstanding as of September 30, 2026.
On January 16, 2026, in connection with the Semler Scientific Merger, the Company assumed a $20.0 million loan with Coinbase Credit Inc. from Semler Scientific (the “Coinbase Loan”). On January 27, 2026, the Company fully retired the Coinbase Loan. See Note 12 for more information on the Follow-On Offering of SATA Stock. Upon the extinguishment of the Coinbase Loan, 398 bitcoin previously held by the lender as collateral to the Coinbase Loan were returned to the Company's custody, with the lender no longer having the rights to sell, pledge, or re-hypothecate such bitcoin. As a result, the Company recorded a loss of $2.6 million during the nine months ended September 30, 2026 based on the difference between the basis of the receivable for bitcoin collateral and the fair value of bitcoin at the extinguishment date. During the nine months ended September 30, 2026, the Company recorded a loss on extinguishment of debt of $0.3 million related to the extinguishment of the Coinbase Loan. There was no loss on extinguishment of debt related to the Coinbase Loan during the three months ended September 30, 2026.
Acquisition of Asset Entities, Inc.
On May 6, 2025, the Predecessor entered into the Asset Entities Merger Agreement. On September 12, 2025, pursuant to the Asset Entities Merger Agreement, Alpha Merger Sub, Inc., a wholly-owned subsidiary of Asset Entities Inc., merged with and into SEI, with SEI surviving as a wholly owned subsidiary of Asset Entities Inc. Concurrent with the consummation of the transactions contemplated by the Asset Entities Merger Agreement, Asset Entities Inc. was renamed Strive, Inc. The legacy Asset Entities Inc. shareholders retained approximately 5.8% of the fully diluted post-combination common equity interests of the combined entity, amounting to 831,219 shares of Class A Common Stock (on a split-adjusted basis). The total consideration transferred amounted to $141.1 million based on the number of shares transferred and the stock price of the Company's Class A Common Stock on September 12, 2025.
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
The following table summarizes the consideration transferred and the assets acquired and liabilities assumed as part of the Asset Entities Merger at their acquisition date fair value (in thousands):

Consideration transferred:
Strive, Inc. Class A common stock	$141,140
Assets acquired and liabilities assumed:
Cash and cash equivalents	400
Prepaid expenses	27
Intangible assets	746
Other non-current assets	57

Accounts payable and other liabilities	(129)
Total identifiable net assets	$1,101
Goodwill	140,039
Total	$141,140
(5) Investments in Preferred Equity, at Fair Value
Investments in preferred equity, at fair value consists of shares of Variable Rate Series A Perpetual Stretch Preferred Stock of Strategy Inc. ("STRC Stock") and are carried at fair value. The Company utilizes such investments in preferred equity for yield generation, while maintaining flexibility to use such investments to fund current operations when necessary. As of September 30, 2026, the Company held 505,000 shares of STRC Stock with a notional amount of $50.5 million. The Company did not hold any investments in preferred equity, at fair value as of December 31, 2025. A summary of the changes of the Company's investments in preferred equity, at fair value are summarized below (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Balance, beginning of period	$42,854	$—
Acquisitions	—	50,499
Return of capital dividends	(1,515)	(3,688)
Sales	—	—
Change in fair value	8,833	3,361
Balance, end of period	$50,172	$50,172
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
The Company elected the fair value option on the Semler Convertible Notes, with changes in fair value recorded through earnings each period. On January 22, 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Semler Convertible Notes, representing $90.0 million aggregate principal amount of the Semler Convertible Notes, pursuant to which such holders exchanged their Semler Convertible Notes for approximately 929,999 newly issued shares of SATA Stock concurrent with the closing of the Follow-On Offering. During May 2026, the Company retired the remaining long-term notes payable, at fair value, resulting in no Semler Convertible Notes being outstanding as of September 30, 2026.
During the nine months ended September 30, 2026, the Company recorded a loss on extinguishment of debt of $8.4 million based on the difference in the fair value of consideration exchanged and the basis of the extinguished long-term debt. There was no such extinguishment of debt for the three months ended September 30, 2026.
During the nine months ended September 30, 2026, the Company recorded a change in fair value on long-term notes payable, at fair value of $2.5 million. There was no such change in fair value on long-term notes payable, at fair value during the three months ended September 30, 2026.

(7) Revenue
The Company earns substantially all of its revenue from investment advisory, medical device operations (including software licensing, fee-per-test, and hardware sales), and other investment management services. The table below summarizes the Company's investment advisory fees, medical device revenues, and other revenue (in thousands):

	Successor		Predecessor
	Three Months Ended September 30, 2026	Period From September 12, 2025 to September 30, 2025	Period From July 1, 2025 to September 11, 2025
Investment advisory fees	$1,559	$246	$1,283
Medical device revenues	1,133	—	—
Other revenue	4	9	5
Total revenue	$2,696	$255	$1,288

	Successor		Predecessor
	Nine Months Ended September 30, 2026	Period From September 12, 2025 to September 30, 2025	Period From January 1, 2025 to September 11, 2025
Investment advisory fees	$4,418	$246	$4,187
Medical device revenues	3,891	—	—
Other revenue	88	9	35
Total revenue	$8,397	$255	$4,222
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
The table below provides a summary of the Company's financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, as of September 30, 2026 and December 31, 2025 (in thousands):

			September 30, 2026	December 31, 2025
	Financial Statement Line	Level	Fair Value	Fair Value
Assets:
Investments in preferred equity, at fair value	Investments in preferred equity, at fair value	Level 1	$50,172	$—
Digital assets, at fair value	Digital assets, at fair value	Level 1	2,340,192	668,486
(10) Share-Based Compensation
Pursuant to the Strive, Inc. Amended and Restated 2022 Equity Incentive Plan (the "2022 Plan") and the Strive, Inc. 2026 Omnibus Equity Incentive Plan (the "2026 Plan", and together with the 2022 Plan, the "Plans"), as such Plans may be amended from time to time, the Company may, subject to the terms and limitations of the Plans, grant compensatory awards, including restricted stock ("RSAs"), stock appreciation rights, restricted stock units ("RSUs"), performance stock units ("PSUs"), incentive stock options, and non-statutory stock options. In connection with the consummation of the Semler Scientific Merger, options to purchase 0.4 million and 0.6 million shares of Class A common stock previously issued under the Semler Scientific, Inc. 2014 Stock Option and Incentive Plan and the Semler Scientific, Inc. 2024 Stock Option and Incentive Plan (collectively, the "Semler Scientific Plans"), respectively, were assumed by the Company. As of September 30, 2026, 0.8 million options remain outstanding, with a weighted average exercise price of $37.06. As of September 30, 2026, aggregate unrecognized compensation expense for outstanding option awards was $1.4 million, which is expected to be recognized over a remaining weighted-average period of 2.3 years.
Incentive Stock Options
Pursuant to the 2026 Plan, options to purchase shares of the Company's common stock may be granted at an exercise price not less than 100% of the fair value of the common stock subject to the option on the date the option is granted. A maximum of 5.5 million shares of common stock were authorized for issuance under the 2026 Plan. Of this amount, 5.5 million shares remain available for future awards as of September 30, 2026.
Restricted Stock, Restricted Stock Units, and Performance Awards
Pursuant to the Plans, RSAs and RSUs may be granted to certain employees, directors, and consultants. Substantially all RSAs and RSUs vest over periods ranging from one to five years, pro-rata over the requisite service period, with the first vesting event occurring at the first anniversary of the award's grant date, with subsequent pro-rata vesting events quarterly thereafter. The RSU grants also contain a performance condition requiring a Liquidity Event or IPO, as defined in the Plans, to occur for the vesting of the RSUs. Compensation cost is recognized using the straight-line method over the requisite service period, to the extent such performance condition is deemed probable, which occurred upon the consummation of the Asset Entities Merger. RSU awards are typically valued using the market price of the Company's Class A common stock at the grant date.
Pursuant to the Plans, PSUs may also be granted to participants and are earned based on the satisfaction of predetermined performance conditions. The PSUs are eligible to be earned based on the achievement of specified levels of the Company's total shareholder return ("TSR") relative to the return of Bitcoin, as well as the Russell 3000, in each case over the defined three-year performance period. The number of PSUs that vest following the performance period ranges from 0% to 200% of the applicable target number of PSUs, based on the level of achievement of the applicable performance goals. The vesting of the PSUs is also subject to the individual's continued employment through the end of the applicable performance period, except in the event employment is terminated by the Company without "cause", the individual resigns for "good reason", or the individual dies or becomes disabled. PSU awards are typically valued based on an estimate of the Company's TSR in relation to Bitcoin as well as companies in the Russell 3000 over the relevant performance period.
As of September 30, 2026, there are no shares available for future awards under the 2022 Plan. The 2026 Plan permits the grant of up to 5.9 million shares of common stock, of which 3.7 million remain available for future awards as of September 30, 2026.

During the three months ended September 30, 2026, the Company did not grant RSU awards. During the three months ended September 30, 2026, the Company granted 0.7 million PSU awards with a grant date fair value of $12.7 million. Prior to this grant, no PSUs had been granted.
During the period from September 12, 2025 to September 30, 2025, the Company granted 231 thousand RSU awards with a grant date fair value of $39.3 million.
During the period from July 1, 2025 to September 11, 2025, the Predecessor granted 16 thousand RSU awards (which, after giving effect to the Exchange Ratio as a result of the Asset Entities Merger, equaled 1.2 million RSU awards, or 58 thousand on a split-adjusted basis) with a grant date fair value of $0.8 million.
During the nine months ended September 30, 2026, the Company granted 0.9 million RSU awards with a grant date fair value of $9.5 million. During the nine months ended September 30, 2026, the Company granted 0.7 million PSU awards with a grant date fair value of $12.7 million.
During the period from January 1, 2025 to September 11, 2025, the Predecessor granted 43 thousand RSU awards (which, after giving effect to the Exchange Ratio as a result of the Asset Entities Merger, equaled 3.0 million RSU awards, or 152 thousand on a split-adjusted basis) with a grant date fair value of $2.1 million.
At September 30, 2026, aggregate unrecognized compensation expense for unvested equity awards was $47.8 million, which is expected to be recognized over a remaining weighted-average period of 2.2 years.
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
The table below summarizes activity related to the Company's PIPE Traditional Warrants and PIPE Pre-Funded Warrants for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	PIPE Traditional Warrants	PIPE Pre-Funded Warrants	PIPE Traditional Warrants	PIPE Pre-Funded Warrants
PIPE warrants outstanding, beginning of period	531,888,702	—	531,888,702	1,072,289
Issued	—	—	—	—
Exercised	(28,926,075)	—	(28,926,075)	(1,072,289)
Expired	—	—	—	—
PIPE warrants outstanding, end of period	502,962,627	—	502,962,627	—
(1) Each warrant gives the holder the right to purchase 1/20th of a share of Class A common stock.

During the period from October 1, 2026 through October 30, 2026, 471,369,982 traditional warrants to purchase 23,568,510 shares of Class A common stock were exercised, with any unexercised warrants expiring. As of October 30, 2026, there were no traditional warrants issued in connection with the Company's PIPE transaction remaining outstanding.
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
During the three months ended September 30, 2026, the Company issued 14.4 million shares of Class A common stock for aggregate gross proceeds of $271.6 million.
During the nine months ended September 30, 2026, the Company issued 35.3 million shares of Class A common stock for aggregate gross proceeds of $577.9 million.
During the period from September 12, 2025 to September 30, 2025, the Company issued 0.5 million shares of Class A common stock for aggregate gross proceeds of $59.2 million.
As of September 30, 2026, the Company has the availability to raise approximately $1.9 billion through the issuance and sale of its Class A common stock pursuant to the A&R ASST Sales Agreement.
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
During the three months ended September 30, 2026, the nine months ended September 30, 2026, and the period from September 12, 2025 to September 30, 2025, the Company did not repurchase any Class A common stock. As of September 30, 2026, $500.0 million of Class A common stock remains available for repurchase through the share repurchase program. During the period from October 1, 2026 through October 30, 2026, the Company has not repurchased any Class A common stock. As of October 30, 2026, $500.0 million of Class A common stock remains available for repurchase through the share repurchase program.
(12) Redeemable Preferred Stock
Authorized Capital
The Company has 21.0 billion authorized shares of preferred stock, which have a designated par value of $0.001 per share. The Company's Variable Rate Series A Perpetual Preferred Stock (“SATA Stock”) is classified within mezzanine equity as certain events that could cause such outstanding shares to become redeemable are not solely within the control of the Company. Issuances of the SATA Stock are recognized based on proceeds received, net of issuance costs and are not accreted to its redemption value unless it is probable that the SATA Stock will become redeemable. The Company has evaluated the probability of a redemption in connection with a Fundamental Change (as defined in the Amended and Restated SATA Certificate of Designation (as defined below)). Based on current facts and circumstances and the Company’s current and projected capital structure, management has determined that the occurrence of a Fundamental Change is remote. Accordingly, the Company concluded that accretion to the redemption value of the Preferred Stock is not required as of the reporting date.
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
The SATA Stock accumulates cumulative dividends ("regular dividends") at a variable rate (as described below) per annum on the stated amount of $100 per share thereof. Regular Dividends on the SATA Stock will be payable when, as and if declared by the Company’s board of directors or any duly authorized committee thereof, out of funds legally available for their payment. The Company has the right, in its sole and absolute discretion, to adjust the regular dividend rate per annum applicable to subsequent regular dividend periods. The Company’s right to adjust the regular dividend rate per annum is subject to certain restrictions. For example, the Company is not permitted to reduce the regular dividend rate per annum that will apply to any regular dividend period (i) by more than the following amount from the regular dividend rate per annum applicable to the prior regular dividend period: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the one-month term secured overnight financing rate (“SOFR”) rate on the first business day of such prior regular dividend period, over (y) the minimum of the one-month term SOFR rates that occur on the business days during the period from, and including, the first business day of such prior regular dividend period to, and including, the last business day of such prior regular dividend period; or (ii) to a rate per annum that is less than the one-month term SOFR rate in effect on the business day before the Company provides notice of the next regular dividend rate per annum. In addition, the Company is not entitled to elect to reduce the regular dividend rate per annum unless and until (x) three (3) months following the initial issue date, or such earlier time as the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day of twenty (20) consecutive trading days at any time during the three (3) months following the initial issuance date exceeds $100, (y) all accumulated regular dividends, if any, on the SATA Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full, and (z) the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day during the immediately preceding regular dividend period is not less than $99 per share. The Company’s current intention (which is subject to change in the Company’s sole and absolute discretion) is to take measures, such as adjusting the regular dividend rate per annum, in such manner as the Company believes will maintain SATA Stock’s trading price within its stated long-term range of $99 and $101 per share. Declared regular dividends on the SATA Stock will be payable solely in cash. In the event that any accumulated regular dividend on the SATA Stock is not paid on the applicable regular dividend payment date, then SATA Compounded Dividends will accumulate on the amount of such unpaid regular dividend, compounded monthly. As of September 30, 2026 and December 31, 2025, there are no accumulated SATA Compounded Dividends.
The SATA Stock initially had a liquidation preference of $100 per share, subject to adjustment as set forth below (the “Liquidation Preference”), with a Liquidation Preference of $100.01 and $100.00 per share as of September 30, 2026 and December 31, 2025, respectively. Effective immediately after the close of business on each business day after the initial issue date (and, if applicable, during the course of a business day on which any sale transaction to be settled by the issuance of the SATA Stock is executed, from the exact time of the first such sale transaction during such business day until the close of business of such business day), the Liquidation Preference per share of SATA Stock will be adjusted to be the greatest of (i) the stated amount per share of SATA Stock; (ii) in the case of any business day with respect to which Strive has, on such business day, executed any sale transaction to be settled by the issuance of SATA Stock, an amount equal to the last reported sale price per share of SATA Stock on the trading day immediately before such business day; and (iii) the arithmetic average of the last reported sale prices per share of SATA Stock for each trading day of the ten consecutive trading days (or, if applicable, the lesser number of trading days as have elapsed during the period from, and including, the initial issue date to, but excluding, such business day) immediately preceding such business day.
The SATA Stock ranks senior to Strive’s Class A common stock, Class B common stock, and SATS Stock (as defined below) with respect to the payment of dividends and the distribution of assets upon Strive’s liquidation, dissolution or winding up. If Strive liquidates, dissolves or winds up, whether voluntarily or involuntarily, then the holders of SATA Stock will be entitled to receive payment for the Liquidation Preference of, and all accumulated and unpaid regular dividends and any compounded dividends on, their shares of SATA Stock out of Strive’s assets or funds legally available for distribution to its stockholders, before any such assets or funds are distributed to, or set aside for the benefit of, holders of the Class A common stock and Class B common stock or other junior stock, such as SATS Stock. The SATA Stock is junior to Strive’s existing and future indebtedness and structurally junior to the liabilities of Strive’s subsidiaries.
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
On May 13, 2026, the Company filed an Amended and Restated Certificate of Designation (as amended by the SATA COD Amendment (as defined below), and the October 2026 SATA COD Amendment (as defined below), the “Amended and Restated SATA Certificate of Designation”) with the Nevada Secretary of State (to be effective on the Amendment and Restatement Effective Date (as defined below)), which amended and restated the Certificate of Designation originally filed on November 10, 2025, as amended by that certain Certificate of Amendment to Certificate of Designation filed on December 9, 2025 (as amended, the “Original Certificate of Designation”), and which established the amended and restated terms of its SATA Stock. On June 5, 2026, the Company filed an amendment to the Original Certificate of Designation with the Nevada Secretary of State (to be effective on June 5, 2026), to increase the number of authorized shares of SATA Stock from 20,000,000 to 40,000,000. On June 5, 2026, the Company filed an amendment to the Amended and Restated SATA Certificate of Designation (the “SATA COD Amendment”) with the Nevada Secretary of State (to be effective on the Amendment and Restatement Effective Date), to increase the number of authorized shares of SATA Stock set forth in the Amended and Restated SATA Certificate of Designation from 20,000,000 to 40,000,000. On October 12, 2026, the Company filed with the Nevada Secretary of State a Certificate of

Amendment to Amended and Restated SATA Certificate of Designation (the "October 2026 SATA COD Amendment"), which established, among other things, a minimum sale price of $100.00 per share (before taking into account any underwriting or sales discounts or commissions, fees or expenses) for all future sales of SATA Stock by the Company. This provision of the October 2026 SATA COD Amendment was intended to formalize the Company's previously announced policy of not issuing SATA Stock below $100.00 per share be establishing such policy as a binding restriction under the governing documents of the SATA Stock. In addition, the October 2026 COD Amendment amended and restated the definition of "Business Day" to no longer exclude Saturday or Sunday, provided that such days do not fall on any day on which the Federal Reserve Bank of New York is authorized or required by law or executive order to close or be closed, any day that is not a trading day, or any day that the depositary is closed for business or providing limited settlement services.
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
As used in the Amended and Restated SATA Certificate of Designation:
“Business Day” means any day other than any day on which the Federal Reserve Bank of New York is authorized or required by law or executive order to close or be closed, any day that is not a Trading Day, or any day that the Depositary is closed for business or providing limited settlement services.
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
The Amended and Restated SATA Certificate of Designation became effective on June 15, 2026 (the “Amendment and Restatement Effective Date”) and the October 2026 SATA COD Amendment became effective on October 12, 2026.

Except as summarized above, the material terms of the Amended and Restated SATA Certificate of Designation otherwise remain unchanged from the Original Certificate of Designation.
Dividends on SATA Stock
During the three and nine months ended September 30, 2026, the Company declared dividends to holders of SATA Stock of $34.2 million and $73.9 million, respectively, or $3.2508 and $10.1690 per share of SATA Stock, respectively. The regular dividend rate as of September 30, 2026 and December 31, 2025 per annum was 13.00% and 12.25%, respectively.
At-the-Market SATA Stock Preferred Equity Program
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
During the three months ended September 30, 2026, the Company issued 5.1 million shares of SATA Stock for aggregate gross proceeds of $511.2 million.
During the nine months ended September 30, 2026, the Company issued 8.7 million shares of SATA Stock for aggregate gross proceeds of $867.8 million.
As of September 30, 2026, the Company had the availability to raise approximately $1.7 billion through the issuance and sale of its SATA Stock pursuant to the A&R SATA Sales Agreement.
SATA Stock Share Repurchase Program
On October 3, 2026, the Company's Board of Directors authorized the purchase of up to $500.0 million of its SATA Stock through a share repurchase program. Repurchases may be made from time-to-time, subject to general business and market conditions, other investment opportunities, and applicable legal requirements. Repurchases may be made through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.
During the period from October 1, 2026 through October 30, 2026, the Company has not repurchased any SATA Stock. As of October 30, 2026, $500.0 million of SATA Stock remains available for repurchase through the share repurchase program.
15.00% Series A Perpetual SATS Preferred Stock
On October 20, 2026, the Company completed a registered public offering of 7,000,000 shares of its 15.00% Series A Perpetual SATS Preferred Stock (“SATS Stock”), for net proceeds of approximately $609.0 million, after deducting the underwriting discounts and commissions. The Company filed a certificate of designation (the "SATS Certificate of Designation") with the Nevada Secretary of State designating and establishing the terms of the SATS Stock. The SATS Stock is listed for trading on the Nasdaq Global Market under the symbol “SATS.”
The SATS Stock accumulates cumulative dividends (“regular dividends”) at a rate per annum equal to 15.00% on the stated amount of $100 per share (the “stated amount”) thereof. Regular dividends will be payable when, as and if declared by Strive’s board of directors (“Board”) or any duly authorized committee thereof, out of funds legally available for their payment, in arrears for each regular dividend period on each regular dividend payment date to stockholders of record as of the close of business on the regular record date immediately preceding the applicable regular dividend payment date. Regular dividend dates will fall on each business day, as defined in the governing documentation for the SATS Stock, beginning on November 9, 2026. No dividend, interest or other amount will accumulate or accrue on any unpaid regular dividends, regardless of whether regular dividends are declared for any future regular dividend period. Declared regular dividends on the SATS Stock will be payable solely in cash in the manner, and subject to the provisions, described in the SATS Certificate of Designation.
The SATS Stock has a par value of $0.001 per share and initially has a liquidation preference of $100 per share, subject to adjustment as set forth below (the “SATS Liquidation Preference”). The SATS Stock ranks senior to Strive’s Class A common stock, $0.001 par value per share (the "Class A Common Stock") and Class B common stock, $0.001 par value per share (the "Class B Common Stock"), with respect to the payment of dividends and the distribution of assets upon Strive’s liquidation, dissolution or winding up. If Strive liquidates, dissolves or winds up, whether voluntarily or involuntarily, then the holders of

SATS Stock will be entitled to receive payment for the SATS Liquidation Preference of, and all accumulated and unpaid regular dividends and any compounded dividends on, their shares of SATS Stock out of Strive’s assets or funds legally available for distribution to its stockholders, before any such assets or funds are distributed to, or set aside for the benefit of, holders of the Class A Common Stock and Class B Common Stock or other junior stock. The SATS Stock is junior to both SATA Stock and Strive's existing and future indebtedness and structurally junior to the liabilities of Strive’s subsidiaries and subject to the rights and preferences of any other class or series of preferred stock then outstanding.
The SATS Liquidation Preference is initially $100 per share; provided, however, that, effective immediately after the close of business on each business day after the initial issue date (and, if applicable, during the course of a business day on which any sale transaction to be settled by the issuance of SATS Stock is executed, from the exact time of the first such sale transaction during such business day until the close of business of such business day), the SATS Liquidation Preference per share will be adjusted to be the greatest of (i) the stated amount per share of SATS Stock; (ii) in the case of any business day with respect to which Strive has, on such business day or any business day during the ten trading day period preceding such business day, executed any sale transaction to be settled by the issuance of SATS Stock, an amount equal to the last reported sale price per share of SATS Stock on the trading day immediately before such business day; and (iii) the arithmetic average of the last reported sale prices per share of SATS Stock for each trading day of the ten consecutive trading days (or, if applicable, the lesser number of trading days as have elapsed during the period from, and including, the initial issue date to, but excluding, such business day) immediately preceding such business day.
Strive has the right, at its election, to redeem all, but not less than all, of the SATS Stock, at any time, for cash if the total number of shares of all SATS Stock then outstanding is less than 25% of the total number of shares of SATS Stock originally issued in the Offering and in any future offering, taken together. In addition, Strive has the right to redeem all, but not less than all, of the SATS Stock if certain tax events occur. The redemption price for any SATS Stock to be redeemed will be a cash amount equal to the Liquidation Preference of the SATS Stock to be redeemed as of the business day before the date on which Strive provides the related redemption notice, plus accumulated and unpaid regular dividends, if any, thereon to, and including, the redemption date.
If an event that constitutes a “Fundamental Change” under the SATS Certificate of Designation governing the SATS Stock occurs, then holders of the SATS Stock will have the right to require Strive to repurchase some or all of their shares of SATS Stock at a cash repurchase price equal to the stated amount of the SATS Stock to be repurchased, plus accumulated and unpaid regular dividends, if any, to, and including, the Fundamental Change repurchase date.
The SATS Stock has voting rights with respect to certain amendments to Strive’s articles of incorporation or the SATS Certificate of Designation, certain business combination transactions and certain other matters. However, holders of the SATS Stock will not always be entitled to vote with holders of Class A Common Stock on matters on which holders of Class A Common Stock are entitled to vote.
Dividends on SATS Stock
During the period from October 1, 2026 through October 30, 2026, the Company declared a cash dividend of $0.8710 per share of SATS Stock to be paid on November 9, 2026 to stockholders of record on November 6, 2026. The Company also declared a cash dividend of $0.0658 for each business day in the period from November 10, 2026 through November 30, 2026.
At-the-Market SATS Stock Preferred Equity Program
On October 26, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “SATS Sales Agreement”) with each of Cantor Fitzgerald & Co., Barclays Capital Inc., Clear Street LLC, StoneX Financial Inc., B. Riley Securities, Inc., Maxim Group LLC and H.C. Wainwright & Co., LLC (each, a “SATS Agent”, and collectively the “SATS Agents”), pursuant to which the Company, from time to time, at its option, may offer and sell shares of its SATS Stock to or through the SATS Agents, acting as the principal and/or agent, having an aggregate sales price of up to $1.0 billion.

(13) Basic and Diluted Earnings (Loss) per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common stock outstanding during the respective period. The impact from potential shares of common stock on the diluted earnings per common share calculation are included only when dilutive.
Basic and diluted earnings (loss) per common share are calculated as follows (in thousands, except for share and per share data):

	Successor		Predecessor
	Three Months Ended September 30, 2026	Period From September 12, 2025 to September 30, 2025	Period From July 1, 2025 to September 11, 2025
Numerator:
Net income (loss)	$509,032	$(192,287)	$(14,366)
Dividends on preferred stock	(34,231)	—	—
Net income (loss) attributable to common stockholders - Basic	$474,801	$(192,287)	$(14,366)

Denominator:
Basic weighted average shares of common stock outstanding	89,080,303	43,617,459	2,325,783
Effect of dilutive shares	1,454,495	—	—
Diluted weighted average shares of common stock outstanding	90,534,798	43,617,459	2,325,783

Income (loss) per common share:
Basic income (loss) per common share	$5.33	$(4.41)	$(6.18)
Diluted income (loss) per common share	$5.24	$(4.41)	$(6.18)

	Successor		Predecessor
	Nine Months Ended September 30, 2026	Period From September 12, 2025 to September 30, 2025	Period From January 1, 2025 to September 11, 2025
Numerator:
Net loss	$(14,477)	$(192,287)	$(26,990)
Dividends on preferred stock	(73,894)	—	—
Net loss attributable to common stockholders - Basic	$(88,371)	$(192,287)	$(26,990)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	75,429,254	43,617,459	2,299,243

Income (loss) per common share:
Basic income (loss) per common share	$(1.17)	$(4.41)	$(11.74)
Diluted income (loss) per common share	$(1.17)	$(4.41)	$(11.74)
During the three and nine months ended September 30, 2026, 27.0 million and 28.4 million, respectively, weighted-average shares of potential common stock related to outstanding warrants, convertible notes, and stock awards were excluded from the computation of diluted earnings (loss) per common share as their impact would have been anti-dilutive.
During the period from September 12, 2025 to September 30, 2025, 16.5 million weighted-average shares of potential common stock related to outstanding warrants and stock awards were excluded from the computation of diluted earnings (loss) per common share as their impact would have been anti-dilutive.
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

(14) Income Taxes
The Company had no income tax benefit or expense during the three months ended September 30, 2026, the nine months ended September 30, 2026, the period from September 12, 2025 to September 30, 2025, the period from July 1, 2025 to September 11, 2025, or the period from January 1, 2025 to September 11, 2025, which resulted in an effective tax rate of zero for each period. The Company's effective tax rate differs from the U.S. federal corporate statutory rate of 21.0% primarily due to the Company's net loss from operations and unrealized gains, which resulted in a net taxable loss for each period. The Company did not recognize any net deferred tax asset as of September 30, 2026 and December 31, 2025 due to the establishment of a full valuation allowance.
Internal Revenue Code ("IRC") Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and tax attributes on an annual basis. As a result of the Asset Entities Merger and Semler Scientific Merger, the Company's tax attributes, including net operating losses, may be subject to IRC Section 382 limitations.
(15) Segment Information
Prior to the Company's announcement of the Asset Entities Merger in May 2025, the Company's management evaluated performance and allocated resources in consideration of only one operating segment, the Asset Management segment, as the Company's sole operations were related to its asset management business, with no consideration of a potential bitcoin treasury strategy. After the Asset Entities Merger closed in September 2025, the Company added a second operating segment, Bitcoin Operations, which includes the Company's treasury management operations, including bitcoin-related activity. After the Semler Scientific Merger closed in January 2026, the Company added a third operating segment, Medical Device, which includes the medical device operations acquired in that merger. As a result, the Company now manages its operations through three reportable segments: Asset Management, which provides investment advisory services; Medical Device, which includes the Company's medical device operations; and Bitcoin Operations, which includes the Company's fiat and bitcoin treasury operations. Costs that are not directly allocable to a specific operating segment, including, but not limited to, employee-related costs, general and administrative expenses, such as rent expense, and depreciation and amortization, are allocated using a reasonable allocation methodology, which is primarily represented by the relative percentage of resources used by each segment.
The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer, who utilizes key financial metrics, including net income (loss), to assess performance and make decisions regarding allocation of resources, such as capital allocation, determining compensation, and managing costs. The CODM also evaluates significant revenues and expenses by reportable segment to evaluate key operating decisions.
The following summarizes the information reviewed by the CODM to evaluate the net income (loss) of the Company's Asset Management, Medical Device, and Bitcoin Operations segments for the three months ended September 30, 2026, the period from September 12, 2025 to September 30, 2025, and the period from July 1, 2025 to September 11, 2025 (amounts in thousands):

	Three Months Ended September 30, 2026 (Successor)
	Asset Management	Medical Device	Bitcoin Operations	Total Consolidated
Revenues:
Investment advisory fees	$1,559	$—	$—	$1,559
Medical device revenues	—	1,133	—	1,133
Other revenue	—	—	4	4
Total revenues	1,559	1,133	4	2,696

Operating expenses:
Fund management and administration	1,583	—	—	1,583
Employee compensation and benefits	1,626	3,598	10,409	15,633
General and administrative expense	338	2,700	3,631	6,669
Impairment of medical device research and development intangible asset	—	14,650	—	14,650
Marketing and advertising	3	3	80	86
Depreciation and amortization	—	23	55	78
Total operating expenses	3,550	20,974	14,175	38,699

Investment gains:
Net unrealized gain on digital assets, at fair value	—	—	533,697	533,697

Net unrealized gain on investments in preferred equity, at fair value	—	—	8,833	8,833
Other investment gain	—	—	1,497	1,497
Total investment gains	—	—	544,027	544,027

Net operating income (loss)	(1,991)	(19,841)	529,856	508,024

Other income (expense):
Other income	—	(148)	1,156	1,008
Total other income (expense)	—	(148)	1,156	1,008

Net income (loss) before income taxes	(1,991)	(19,989)	531,012	509,032
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(1,991)	$(19,989)	$531,012	$509,032

	Period from September 12, 2025 to September 30, 2025 (Successor)
	Asset Management	Medical Device	Bitcoin Operations	Total Consolidated
Revenues:
Investment advisory fees	$246	$—	$—	$246
Other revenue	—	—	9	9
Total revenues	246	—	9	255

Operating expenses:
Fund management and administration	282	—	—	282
Employee compensation and benefits	3,129	—	15,591	18,720
General and administrative expense	91	—	354	445
Marketing and advertising	3	—	15	18
Depreciation and amortization	—	—	12	12
Total operating expenses	3,505	—	15,972	19,477

Investment losses:
Net unrealized loss on digital assets, at fair value	—	—	(10,133)	(10,133)
Other derivative loss	—	—	(14,731)	(14,731)
Total investment losses	—	—	(24,864)	(24,864)

Net operating loss	(3,259)	—	(40,827)	(44,086)

Other income (expense):
Other income	3	—	65	68
Transaction costs	—	—	(7,484)	(7,484)
Goodwill and intangible asset impairment	—	—	(140,785)	(140,785)
Total other income (expense)	3	—	(148,204)	(148,201)

Net loss before income taxes	(3,256)	—	(189,031)	(192,287)
Income tax benefit (expense)	—	—	—	—
Net loss	$(3,256)	$—	$(189,031)	$(192,287)

	Period from July 1, 2025 to September 11, 2025 (Predecessor)
	Asset Management	Medical Device	Bitcoin Operations	Total Consolidated
Revenues:
Investment advisory fees	$1,283	$—	$—	$1,283
Other revenue	—	—	5	5
Total revenues	1,283	—	5	1,288

Operating expenses:
Fund management and administration	1,251	—	—	1,251
Employee compensation and benefits	1,550	—	1,601	3,151
General and administrative expense	252	—	619	871
Marketing and advertising	10	—	58	68
Depreciation and amortization	—	—	43	43
Total operating expenses	3,063	—	2,321	5,384

Net operating loss	(1,780)	—	(2,316)	(4,096)

Other income (expense):
Other income	15	—	(5)	10
Transaction costs	—	—	(10,280)	(10,280)
Total other income (expense)	15	—	(10,285)	(10,270)

Net loss before income taxes	(1,765)	—	(12,601)	(14,366)
Income tax benefit (expense)	—	—	—	—
Net loss	$(1,765)	$—	$(12,601)	$(14,366)
The following summarizes the information reviewed by the CODM to evaluate the net income (loss) of the Company's Asset Management, Medical Device, and Bitcoin Operations segments for the nine months ended September 30, 2026, the period from September 12, 2025 to September 30, 2025, and the period from January 1, 2025 to September 11, 2025 (amounts in thousands):

	Nine Months Ended September 30, 2026 (Successor)
	Asset Management	Medical Device	Bitcoin Operations	Total Consolidated
Revenues:
Investment advisory fees	$4,418	$—	$—	$4,418
Medical device revenues	—	3,891	—	3,891
Other revenue	—	—	88	88
Total revenues	4,418	3,891	88	8,397

Operating expenses:
Fund management and administration	4,496	—	—	4,496
Employee compensation and benefits	4,452	12,447	28,101	45,000
General and administrative expense	1,614	7,869	9,552	19,035
Impairment of medical device research and development intangible asset	—	14,650	—	14,650
Marketing and advertising	14	6	261	281
Depreciation and amortization	—	86	168	254
Total operating expenses	10,576	35,058	38,082	83,716

Investment gains (losses):
Net unrealized gain on digital assets, at fair value	—	—	9,888	9,888

Net unrealized gain on investments in preferred equity, at fair value	—	—	3,361	3,361
Other investment loss	—	—	(1,304)	(1,304)
Total investment gains	—	—	11,945	11,945

Net operating loss	(6,158)	(31,167)	(26,049)	(63,374)

Other income (expense):
Other income	11	327	2,151	2,489
Interest expense on long-term notes payable, at fair value	—	—	(282)	(282)
Change in fair value on long-term notes payable, at fair value	—	—	(2,464)	(2,464)
Loss on extinguishment of debt	—	—	(8,431)	(8,431)
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	—	—	(2,594)	(2,594)
Transaction costs	—	—	(6,525)	(6,525)
Bargain purchase gain	—	—	66,704	66,704
Total other income	11	327	48,559	48,897

Net income (loss) before income taxes	(6,147)	(30,840)	22,510	(14,477)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$(6,147)	$(30,840)	$22,510	$(14,477)

	Period from September 12, 2025 to September 30, 2025 (Successor)
	Asset Management	Medical Device	Bitcoin Operations	Total Consolidated
Revenues:
Investment advisory fees	$246	$—	$—	$246
Other revenue	—	—	9	9
Total revenues	246	—	9	255

Operating expenses:
Fund management and administration	282	—	—	282
Employee compensation and benefits	3,129	—	15,591	18,720
General and administrative expense	91	—	354	445
Marketing and advertising	3	—	15	18
Depreciation and amortization	—	—	12	12
Total operating expenses	3,505	—	15,972	19,477

Investment losses:
Net unrealized loss on digital assets, at fair value	—	—	(10,133)	(10,133)
Other derivative loss	—	—	(14,731)	(14,731)
Total investment losses	—	—	(24,864)	(24,864)

Net operating loss	(3,259)	—	(40,827)	(44,086)

Other income (expense):
Other income	3	—	65	68
Transaction costs	—	—	(7,484)	(7,484)
Goodwill and intangible asset impairment	—	—	(140,785)	(140,785)
Total other income (expense)	3	—	(148,204)	(148,201)

Net loss before income taxes	(3,256)	—	(189,031)	(192,287)
Income tax benefit (expense)	—	—	—	—
Net loss	$(3,256)	$—	$(189,031)	$(192,287)

	Period from January 1, 2025 to September 11, 2025 (Predecessor)
	Asset Management	Medical Device	Bitcoin Operations	Total Consolidated
Revenues:
Investment advisory fees	$4,187	$—	$—	$4,187
Other revenue	7	—	28	35
Total revenues	4,194	—	28	4,222

Operating expenses:
Fund management and administration	4,250	—	—	4,250
Employee compensation and benefits	4,861	—	2,361	7,222
General and administrative expense	2,672	—	1,557	4,229
Marketing and advertising	88	—	143	231
Depreciation and amortization	52	—	97	149
Total operating expenses	11,923	—	4,158	16,081

Net operating loss	(7,729)	—	(4,130)	(11,859)

Other income (expense):
Other income	360	—	226	586
Transaction costs	—	—	(15,717)	(15,717)
Total other income (expense)	360	—	(15,491)	(15,131)

Net loss before income taxes	(7,369)	—	(19,621)	(26,990)
Income tax benefit (expense)	—	—	—	—
Net loss	$(7,369)	$—	$(19,621)	$(26,990)
The total assets of the Company's operating segments are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Asset Management	$1,275	$1,279
Medical Device	2,667	—
Bitcoin Operations	2,680,228	744,248
Total	$2,684,170	$745,527
(16) Subsequent Events
Digital asset, STRC Stock, and cash and cash equivalents update
During the period from October 1, 2026 to October 30, 2026, the Company purchased 15,124 bitcoin at an average price of approximately $83,310 per bitcoin, inclusive of fees and expenses. As of October 30, 2026, the Company held $490.4 million of cash and cash equivalents and held STRC Stock with a fair value of $50.1 million. The Company's bitcoin treasury totaled 43,124 bitcoin as of October 30, 2026.
Capital stock update
As of October 30, 2026, the Company had 118,117,620 and 9,213,489 shares of Class A common stock and Class B common stock outstanding, respectively.

As of October 30, 2026, the Company had 14,030,176 shares of SATA Stock, which currently pays a monthly regular dividend rate per annum of 13.00%, and 7,003,418 shares of SATS Stock outstanding.
At-the-market offerings
During the period from October 1, 2026 to October 30, 2026, the Company issued an aggregate of 5,330,150 shares of its Class A common stock under the A&R ASST Sales Agreement for aggregate gross proceeds of $157.5 million. As of October 30, 2026, the Company has the availability to raise approximately $1.74 billion through the issuance and sale of its Class A common stock pursuant to the A&R ASST Sales Agreement.
During the period from October 1, 2026 to October 30, 2026, the Company issued 1,089,555 shares of its SATA Stock under the A&R SATA Sales Agreement for aggregate gross proceeds of $109.0 million. As of October 30, 2026, the Company has the availability to raise approximately $1.62 billion through the issuance and sale of its SATA Stock pursuant to the A&R SATA Sales Agreement.
During the period from October 1, 2026 to October 30, 2026, the Company issued 3,418 shares of its SATS Stock under the SATS Sales Agreement for aggregate gross proceeds of $0.3 million. As of October 30, 2026, the Company has the availability to raise approximately $999.7 million through the issuance and sale of its SATS Stock pursuant to the SATS Sales Agreement.
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
Cautionary Statement Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder, which statements involve inherent risks and uncertainties. Such statements are often characterized by the use of qualified words (and their derivatives) such as “may,” “will,” “anticipate,” “could,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “predict,” “potential,” “assume,” “forecast,” “target,” “budget,” “outlook,” “trend,” “guidance,” “objective,” “goal,” “strategy,” “opportunity,” “might,” “approximately,” and “intend,” as well as words of similar meaning or other statements concerning opinions or judgment of the Company or its management about future events. Forward-looking statements are based on assumptions as of the time they are made and are subject to risks, uncertainties and other factors that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results expressed or implied by such forward-looking statements.
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
Overview
Strive is a structured finance company and institutional asset manager focused on disciplined capital allocation and long-term value creation. We have strategically adopted bitcoin as our hurdle rate for capital deployment because of our fiduciary duty to maximize long-term value for stockholders and compound purchasing power over time. Relative to a traditional depreciating fiat-denominated benchmark, implementing a bitcoin hurdle rate establishes a higher level of accountability and strategic investment discipline since our decisions are measured against an asset that we believe will appreciate over time.
Strive’s operating business generates stockholder value through disciplined balance sheet management and the growth of our bitcoin holdings. Our SATA Stock and SATS Stock exemplify this approach, as these publicly traded securities aim to provide investors with consistent cash flows and varying levels of volatility, while enabling Strive to capture the spread between the financing cost and the potential long term return of bitcoin.
Beyond our balance sheet strategy, Strive is focused on advancing innovation within the capital markets by modernizing established financing structures. The Company has developed SATA Stock and SATS Stock, our perpetual preferred equity instruments that both incorporate at‑the‑market (“ATM”) programs, creating a flexible and continuous capital formation mechanism. Both of these instruments pay dividends to holders each business day, with SATA Stock being the first listed security in US capital markets history to do so. This approach transforms a historically static capital structure into a dynamic and adaptive capital funding platform. Through Strive's continued innovation, we seek to combine legacy market frameworks with modern assets, positioning the Company at the intersection of institutional finance and a bitcoin‑based reserve strategy.

As of September 30, 2026, the Company manages over $2.9 billion in AUM. These activities provide recurring, fee-based revenue streams which increase with AUM.
Bitcoin Strategy
Our bitcoin strategy generally involves, from time to time, subject to market conditions and the need for cash and cash equivalents to meet short-term working capital requirements, with our primary focus being acquiring bitcoin through open market purchases using available cash, which may be raised from our operating activities as well as capital raising initiatives, such as issuing equity and fixed income securities via our ATM programs, along with other capital raises and offerings.
As of September 30, 2026, our digital assets, at fair value totaled approximately $2.3 billion within our consolidated statement of financial condition, consisting of approximately 28,000 bitcoin. We also held $285.4 million in cash and cash equivalents and STRC Stock with a fair value of $50.2 million, putting us in a position to strategically deploy capital to bolster our treasury. As of October 30, 2026, our cash and cash equivalents totaled $490.4 million, while our position in the STRC Stock had a fair value of $50.1 million. Our bitcoin treasury totaled 43,124 bitcoin as of October 30, 2026.
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
Recent Developments
Bitcoin Update
During the three months ended September 30, 2026, the Company acquired 8,136 bitcoin at an average cost of $78,885 per bitcoin. As of September 30, 2026, the Company holds 28,000 bitcoin.
Capital Markets Activity
During the three months ended September 30, 2026, the Company issued 14.4 million shares of Class A common stock for aggregate gross proceeds of $271.6 million under the Company's at-the-market common equity program.
During the three months ended September 30, 2026, the Company issued 5.1 million shares of SATA Stock for aggregate gross proceeds of $511.2 million under the Company's at-the-market SATA preferred equity program.
Initial Public Offering of SATS and At-the-Market SATS Program
On October 20, 2026, the Company completed a registered public offering of 7,000,000 shares of its 15.00% Series A Perpetual SATS Preferred Stock (“SATS Stock”), for net proceeds of approximately $609.0 million, after deducting the underwriting discounts and commissions. The Company filed a certificate of designation (the "SATS Certificate of Designation") with the Nevada Secretary of State designating and establishing the terms of the SATS Stock. The SATS Stock is listed for trading on the Nasdaq Global Market under the symbol “SATS.” All net proceeds from the offering were used for general corporate purposes, including the acquisition of bitcoin and for working capital.
On October 26, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “SATS Sales Agreement”) with each of Cantor Fitzgerald & Co., Barclays Capital Inc., Clear Street LLC, StoneX Financial Inc., B. Riley Securities, Inc., Maxim Group LLC and H.C. Wainwright & Co., LLC (each, a "SATS Agent", and collectively the “SATS Agents”), pursuant to which the Company, from time to time, at its option, may offer and sell shares of its SATS Stock to or through the SATS Agents, acting as the principal and/or agent, having an aggregate sales price of up to $1.0 billion.

Results of Operations
The comparability of our operating results for the three months ended September 30, 2026 (Successor), for the period from September 12, 2025 to September 30, 2025 (Successor), and for the period from July 1, 2025 to September 11, 2025 (Predecessor) as well as the comparability of our operating results for the nine months ended September 30, 2026 (Successor), for the period from September 12, 2025 to September 30, 2025 (Successor), and for the period from January 1, 2025 to September 11, 2025 (Predecessor) was impacted by our Asset Entities Merger and Semler Scientific Merger and may not be comparable. For purposes of the comparison of results of operations below, we have compared the Successor three and nine months ended September 30, 2026 to the respective combined Predecessor and Successor three and nine months ended September 30, 2025.
Comparison of the Three Months Ended September 30, 2026 and the Three Months Ended September 30, 2025
The following table presents information regarding the consolidated results of operations for the three months ended September 30, 2026 (Successor) compared to the period from September 12, 2025 to September 30, 2025 (Successor) and the period from July 1, 2025 to September 11, 2025 (Predecessor) (amounts in thousands, other than percentages):

	Successor		Predecessor	Increase (Decrease)
	Three Months Ended September 30, 2026	Period From September 12, 2025 to September 30, 2025	Period From July 1, 2025 to September 11, 2025	$	%
Revenues:
Investment advisory fees	$1,559	$246	$1,283	$30	2.0%
Medical device revenues	1,133	—	—	1,133	100.0%
Other revenue	4	9	5	(10)	(71.4)%
Total revenues	2,696	255	1,288	1,153	74.7%

Operating expenses:
Fund management and administration	1,583	282	1,251	50	3.3%
Employee compensation and benefits	15,633	18,720	3,151	(6,238)	(28.5)%
General and administrative expense	6,669	445	871	5,353	406.8%
Impairment of medical device research and development intangible asset	14,650	—	—	14,650	100.0%
Marketing and advertising	86	18	68	—	—%
Depreciation and amortization	78	12	43	23	41.8%
Total operating expenses	38,699	19,477	5,384	13,838	55.7%

Investment gains (losses):
Net unrealized gain (loss) on digital assets, at fair value	533,697	(10,133)	—	543,830	5,366.9%
Net unrealized gain on investments in preferred equity, at fair value	8,833	—	—	8,833	100.0%
Other investment gain	1,497	—	—	1,497	100.0%
Other derivative loss	—	(14,731)	—	14,731	100.0%
Total investment gain (loss)	544,027	(24,864)	—	568,891	2,288.0%

Net operating income (loss)	508,024	(44,086)	(4,096)	556,206	1,154.4%

Other income (expense):
Other income	1,008	68	10	930	1,192.3%
Goodwill and intangible asset impairment	—	(140,785)	—	140,785	100.0%
Transaction costs	—	(7,484)	(10,280)	17,764	100.0%
Total other income (expense)	1,008	(148,201)	(10,270)	159,479	100.6%

Net income (loss) before income taxes	509,032	(192,287)	(14,366)	715,685	346.3%
Income tax benefit (expense)	—	—	—	—	—%
Net income (loss)	$509,032	$(192,287)	$(14,366)	$715,685	346.3%
Dividends on preferred stock	(34,231)	—	—	(34,231)	(100.0)%
Net income (loss) attributable to common stockholders	$474,801	$(192,287)	$(14,366)	$681,454	329.8%

Investment advisory fees
Investment advisory fees increased marginally, by less than $0.1 million, or 2.0%, to $1.6 million for the three months ended September 30, 2026 from $1.5 million ($0.2 million for the period from September 12, 2025 to September 30, 2025 and $1.3 million for the period from July 1, 2025 to September 11, 2025).
Medical device revenues
Medical device revenues increased by $1.1 million, which was driven by the consummation of the Semler Scientific Merger in early 2026, with Strive acquiring all assets and liabilities of Semler Scientific, Inc., including the medical device operations.
Other revenue
Other revenue remained at less than $0.1 million during all periods.
Fund management and administration
Fund management and administration increased marginally, by less than $0.1 million, or 3.3%, to $1.6 million for the three months ended September 30, 2026 from $1.5 million ($0.3 million for the period from September 12, 2025 to September 30, 2025 and $1.3 million for the period from July 1, 2025 to September 11, 2025).
Employee compensation and benefits
Employee compensation and benefits decreased by $6.2 million, or 28.5%, to $15.6 million for the three months ended September 30, 2026 from $21.9 million ($18.7 million for the period from September 12, 2025 to September 30, 2025 and $3.2 million for the period from July 1, 2025 to September 11, 2025). The decrease was primarily driven by $16.3 million of stock compensation expense recognized in the period from September 12, 2025 to September 30, 2025 as a result of a one-time cumulative catch-up on awards whose service-based vesting conditions had previously been satisfied, recognized upon achievement of the liquidity event performance condition. This was partially offset by an increase in employee bonus accruals and an increase in employee compensation and benefits as a result of the Semler Scientific Merger.
General and administrative expense
General and administrative expense increased by $5.4 million, or 406.8%, to $6.7 million for the three months ended September 30, 2026 from $1.3 million ($0.4 million for the period from September 12, 2025 to September 30, 2025 and $0.9 million for the period from July 1, 2025 to September 11, 2025). This increase was primarily due to an increase in spend on professional services, insurance, and other exchange listing and filing fees as a result of being a publicly traded company, increases related to our bitcoin treasury operations, including custodial fees, as well as increases as a result of the Semler Scientific Merger.
Impairment of medical device research and development intangible asset
Impairment of medical device research and development intangible asset increased by $14.7 million, or 100.0%, during the three months ended September 30, 2026. This increase was driven by the Company's decision to terminate the research and development efforts on an in-development medical device product acquired as part of the Semler Scientific Merger to preserve future cash flow for other investment opportunities, which resulted in a full impairment of the related intangible asset. There was no impairment of acquired intangible assets for the period from September 12, 2025 to September 30, 2025 or the period from July 1, 2025 to September 11, 2025.
Marketing and advertising
Marketing and advertising remained at less than $0.1 million during all periods.
Depreciation and amortization
Depreciation and amortization remained at less than $0.1 million during all periods.
Net unrealized gain (loss) on digital assets, at fair value
The Company recorded a net unrealized gain on digital assets, at fair value of $533.7 million for the three months ended September 30, 2026 compared to a net unrealized loss of $10.1 million for the period from September 12, 2025 to September 30, 2025. The Company did not hold any digital assets during the period from July 1, 2025 to September 11, 2025.
Net unrealized gain on investments in preferred equity, at fair value
Net unrealized gain on investments in preferred equity, at fair value increased by $8.8 million for the three months ended September 30, 2026 based on an increase in the value of the Company's STRC Stock holdings and return of capital dividends received throughout the period. The Company did not hold any preferred equity investments during the period from September 12, 2025 to September 30, 2025 or the period from July 1, 2025 to September 11, 2025.

Other investment gain
Other investment gain increased by $1.5 million as a result of the change in fair value of other financial instruments. The Company did not have any such instruments during the period from September 12, 2025 to September 30, 2025 or the period from July 1, 2025 to September 11, 2025.
Other derivative loss
Other derivative loss decreased by $14.7 million. During the period from September 12, 2025 to September 30, 2025, the Company recorded this other derivative loss based on the market price of the Company's Class A common stock being higher than the price agreed-upon as part of the exchange of bitcoin for Class A common shares at the exchange date.
Other income
Other income increased by $0.9 million, or 1,192.3%, to $1.0 million for the three months ended September 30, 2026 from less than $0.1 million combined period from September 12, 2025 to September 30, 2025 and period from July 1, 2025 to September 11, 2025. This increase was due to an increase in the average level of holdings of interest-bearing assets during the most recent period.
Goodwill and intangible asset impairment
Goodwill and intangible asset impairment decreased by $140.8 million. During the period from September 12, 2025 to September 30, 2025, the Company performed an impairment assessment of goodwill and intangible assets acquired as part of the Asset Entities Merger and determined that these assets were impaired. No such impairments occurred for the three months ended September 30, 2026 or the period from July 1, 2025 to September 11, 2025.
Transaction costs
Transaction costs decreased by $17.8 million, to zero for the three months ended September 30, 2026, from $17.8 million ($7.5 million for the period from September 12, 2025 to September 30, 2025 and $10.3 million for the period from July 1, 2025 to September 11, 2025). The Company incurred transaction costs related to the Asset Entities Merger and Semler Scientific Merger during the period from September 12, 2025 to September 30, 2025 and the period from July 1, 2025 to September 11, 2025, while no such costs were incurred during the three months ended September 30, 2026.
Dividends on preferred stock
Dividends on preferred stock increased by $34.2 million, to $34.2 million for the three months ended September 30, 2026. The Company declared $3.2508 of dividends per share of its SATA Stock during the three months ended September 30, 2026. No dividends were declared during the period from September 12, 2025 to September 30, 2025 or the period from July 1, 2025 to September 11, 2025.
Comparison of the Nine Months Ended September 30, 2026 and the Nine Months Ended September 30, 2025
The following table presents information regarding the consolidated results of operations for the nine months ended September 30, 2026 (Successor) compared to the period from September 12, 2025 to September 30, 2025 (Successor) and the period from January 1, 2025 to September 11, 2025 (Predecessor) (amounts in thousands, other than percentages):

	Successor		Predecessor	Increase (Decrease)
	Nine Months Ended September 30, 2026	Period From September 12, 2025 to September 30, 2025	Period From January 1, 2025 to September 11, 2025	$	%
Revenues:
Investment advisory fees	$4,418	$246	$4,187	$(15)	(0.3)%
Medical device revenues	3,891	—	—	3,891	100.0%
Other revenue	88	9	35	44	100.0%
Total revenues	8,397	255	4,222	3,920	87.6%

Operating expenses:
Fund management and administration	4,496	282	4,250	(36)	(0.8)%
Employee compensation and benefits	45,000	18,720	7,222	19,058	73.5%
General and administrative expense	19,035	445	4,229	14,361	307.3%
Impairment of medical device research and development intangible asset	14,650	—	—	14,650	100.0%

Marketing and advertising	281	18	231	32	12.9%
Depreciation and amortization	254	12	149	93	57.8%
Total operating expenses	83,716	19,477	16,081	48,158	135.4%

Investment gains (losses):
Net unrealized gain (loss) on digital assets, at fair value	9,888	(10,133)	—	20,021	197.6%
Net unrealized gain on investments in preferred equity, at fair value	3,361	—	—	3,361	100.0%
Other investment loss	(1,304)	—	—	(1,304)	(100.0)%
Other derivative loss	—	(14,731)	—	14,731	100.0%
Total investment gain (loss)	11,945	(24,864)	—	36,809	148.0%

Net operating loss	(63,374)	(44,086)	(11,859)	(7,429)	(13.3)%

Other income (expense):
Other income	2,489	68	586	1,835	280.6%
Interest expense on long-term notes payable, at fair value	(282)	—	—	(282)	(100.0)%
Change in fair value on long-term notes payable, at fair value	(2,464)	—	—	(2,464)	(100.0)%
Loss on extinguishment of debt	(8,431)	—	—	(8,431)	(100.0)%
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	(2,594)	—	—	(2,594)	(100.0)%
Goodwill and intangible asset impairment	—	(140,785)	—	140,785	100.0%
Transaction costs	(6,525)	(7,484)	(15,717)	16,676	71.9%
Bargain purchase gain	66,704	—	—	66,704	100.0%
Total other income (expense)	48,897	(148,201)	(15,131)	212,229	129.9%

Net loss before income taxes	(14,477)	(192,287)	(26,990)	204,800	93.4%
Income tax benefit (expense)	—	—	—	—	—%
Net loss	$(14,477)	$(192,287)	$(26,990)	$204,800	93.4%
Dividends on preferred stock	(73,894)	—	—	(73,894)	(100.0)%
Net loss attributable to common stockholders	$(88,371)	$(192,287)	$(26,990)	$130,906	59.7%
Investment advisory fees
Investment advisory fees was relatively flat at $4.4 million for the nine months ended September 30, 2026 and the combined period from September 12, 2025 to September 30, 2025 and the period from January 1, 2025 to September 11, 2025.
Medical device revenues
Medical device revenues increased by $3.9 million, which was driven by the consummation of the Semler Scientific Merger in early 2026, with Strive acquiring all assets and liabilities of Semler Scientific, Inc., including the medical device operations.
Other revenue
Other revenue remained at less than $0.1 million during all periods.
Fund management and administration
Fund management and administration was relatively flat at $4.5 million for the nine months ended September 30, 2026 and the combined period from September 12, 2025 to September 30, 2025 and the period from January 1, 2025 to September 11, 2025.
Employee compensation and benefits
Employee compensation and benefits expense increased by $19.1 million, or 73.5%, to $45.0 million for the nine months ended September 30, 2026 from $25.9 million ($18.7 million for the period from September 12, 2025 to September 30, 2025 and $7.2 million for the period from January 1, 2025 to September 11, 2025). The increase is primarily driven by an increase in employee bonus accruals, additional employee stock awards issued, and an increase in employee compensation and benefits as a result of the Semler Scientific Merger.

General and administrative expense
General and administrative expense increased by $14.4 million, or 307.3%, to $19.0 million for the nine months ended September 30, 2026 from $4.7 million ($0.4 million for the period from September 12, 2025 to September 30, 2025 and $4.2 million for the period from January 1, 2025 to September 11, 2025). This increase was primarily due to an increase in spend on professional services, insurance, and other exchange listing and filing fees as a result of being a publicly traded company, increases related to our bitcoin treasury operations, including custodial fees, as well as increases as a result of the Semler Scientific Merger.
Impairment of medical device research and development intangible asset
Impairment of medical device research and development intangible asset increased by $14.7 million, or 100.0%, during the nine months ended September 30, 2026. This increase was driven by the Company's decision to terminate the research and development efforts on an in-development medical device product acquired as part of the Semler Scientific Merger to preserve future cash flow for other investment opportunities, which resulted in a full impairment of the related intangible asset. There was no impairment of acquired intangible assets for the period from September 12, 2025 to September 30, 2025 or the period from January 1, 2025 to September 11, 2025.
Marketing and advertising
Marketing and advertising was relatively flat at $0.3 million during the nine months ended September 30, 2026 and the combined period from September 12, 2025 to September 30, 2025 and the period from January 1, 2025 to September 11, 2025.
Depreciation and amortization
Depreciation and amortization increased by less than $0.1 million, to $0.3 million for the nine months ended September 30, 2026 from $0.2 million (a de minimis amount for the period from September 12, 2025 to September 30, 2025 and $0.1 million for the period from January 1, 2025 to September 11, 2025).
Net unrealized gain (loss) on digital assets, at fair value
The Company recorded a net unrealized gain on digital assets, at fair value of $9.9 million for the nine months ended September 30, 2026 compared to a net unrealized loss of $10.1 million for the period from September 12, 2025 to September 30, 2025. The Company did not hold any digital assets during the period from January 1, 2025 to September 11, 2025.
Net unrealized gain on investments in preferred equity, at fair value
Net unrealized gain on investments in preferred equity, at fair value increased by $3.4 million for the nine months ended September 30, 2026 based on return of capital dividends received throughout the period. The Company did not hold any preferred equity investments during the period from September 12, 2025 to September 30, 2025 or the period from January 1, 2025 to September 11, 2025.
Other investment loss
Other investment loss increased by $1.3 million as a result of the change in fair value of other financial instruments. The Company did not have any such instruments during the period from September 12, 2025 to September 30, 2025 or the period from January 1, 2025 to September 11, 2025.
Other derivative loss
Other derivative loss decreased by $14.7 million. During the period from September 12, 2025 to September 30, 2025, the Company recorded this other derivative loss based on the market price of the Company's Class A common stock being higher than the price agreed-upon as part of the exchange of bitcoin for Class A common shares at the exchange date.
Other income
Other income increased by $1.8 million, or 280.6%, to $2.5 million for the nine months ended September 30, 2026 from $0.7 million ($0.1 million for the period from September 12, 2025 to September 30, 2025 and $0.6 million for the period from January 1, 2025 to September 11, 2025). This increase was due to an increase in the average level of holdings of interest-bearing assets during 2026 as compared to 2025.
Interest expense on long-term notes payable, at fair value
Interest expense on long-term notes payable, at fair value increased by $0.3 million for the nine months ended September 30, 2026. This increase was due to the assumption of the Semler Convertible Notes concurrent with the Semler Scientific Merger in early 2026. The Company retired all assumed Semler Convertible Notes during the nine months ended September 30, 2026. There was no interest expense on long-term notes payable, at fair value for the period from September 12, 2025 to September 30, 2025 or the period from January 1, 2025 to September 11, 2025.

Change in fair value on long-term notes payable, at fair value
Change in fair value on long-term notes payable, at fair value increased by $2.5 million for the nine months ended September 30, 2026. The Company did not have any long-term notes payable during the period from September 12, 2025 to September 30, 2025 or the period from January 1, 2025 to September 11, 2025.
Loss on extinguishment of debt
Loss on extinguishment of debt increased by $8.4 million for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, the Company recorded a loss on extinguishment of debt on the extinguishments of the Semler Convertible Notes and the Coinbase Loan based on the difference in the fair value of consideration exchanged and the basis of the extinguished liabilities. There were no debt extinguishments during the period from September 12, 2025 to September 30, 2025 or the period from January 1, 2025 to September 11, 2025.
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan increased to $2.6 million for the nine months ended September 30, 2026. This increase was due to the difference between the basis of bitcoin held as collateral by the lender of the Coinbase Loan as compared to the fair value when such collateral was returned to the Company.
Goodwill and intangible asset impairment
Goodwill and intangible asset impairment decreased by $140.8 million. During the period from September 12, 2025 to September 30, 2025, the Company performed an impairment assessment of goodwill and intangible assets acquired as part of the Asset Entities Merger and determined that these assets were impaired. No such impairments occurred for the nine months ended September 30, 2026 or the period from January 1, 2025 to September 11, 2025.
Transaction costs
Transaction costs decreased by $16.7 million, or 71.9%, to $6.5 million for the nine months ended September 30, 2026 from $23.2 million ($7.5 million for the period from September 12, 2025 to September 30, 2025 and $15.7 million for the period from January 1, 2025 to September 11, 2025). The Company's transaction costs primarily relate to accounting and legal costs incurred in conjunction with the Asset Entities Merger and the Semler Scientific Merger.
Bargain purchase gain
Bargain purchase gain increased to $66.7 million for the nine months ended September 30, 2026, which was the result of the excess of net assets acquired over total purchase consideration of the Semler Scientific Merger.
Dividends on preferred stock
Dividends on preferred stock increased to $73.9 million for the nine months ended September 30, 2026. The Company declared $10.1690 of dividends per share of its SATA Stock during the nine months ended September 30, 2026. No dividends were declared during the period from September 12, 2025 to September 30, 2025 or the period from January 1, 2025 to September 11, 2025.
Liquidity and Capital Resources
Liquidity
The following table summarizes Strive's available liquidity (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$285,405	$67,499
Investments in preferred equity, at fair value	50,172	—
Digital assets, at fair value	2,340,192	668,486
Total liquidity	$2,675,769	$735,985
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
As part of its overall investment strategy, the Company is evaluating various opportunities to leverage its balance sheet, including banking, brokerage, decentralized finance, reinsurance, structured ABS, and tokenization, among other opportunities, taking into account underwriting conditions, tax implications, regulatory considerations, alignment with its broader investment objectives, and other relevant factors.
Capital resources
We anticipate being able to use proceeds from capital markets activity to meet our short and long-term liquidity needs. As of September 30, 2026, the Company had the availability to raise $3.6 billion through issuance and sales of its Class A common stock and SATA Stock pursuant to the respective sales agreements. As of October 30, 2026, the Company had the ability to raise $4.4 billion through the issuance and sales of its Class A common stock, SATA Stock, and SATS Stock pursuant to the respective sales agreements.
Contractual and Other Obligations
As of September 30, 2026, our material contractual obligations and commitments primarily include operating leases and employee compensation agreements. Strive did not have any long-term debt or other long-term liabilities as of September 30, 2026 and December 31, 2025.
Strive maintains operating leases for its office locations in Dallas, Texas and Dublin, Ohio, with a sub-lease with a third-party in place for the Dublin, Ohio office location with substantially the same terms as Strive’s lease. At September 30, 2026, Strive had operating lease payment obligations of approximately $4.9 million, of which $0.7 million is payable within 12 months. Of these amounts, $2.1 million of the future lease obligations, $0.3 million of which is due within 12 months, relate to amounts that will be recovered through lease payments from our sub-tenant for the Dublin, Ohio lease.
The following table summarizes Strive's cash flow activities (in thousands):

	Successor		Predecessor
	Nine Months Ended September 30, 2026	Period From September 12, 2025 to September 30, 2025	Period From January 1, 2025 to September 11, 2025
Net cash used in operating activities	$(49,523)	$(13,955)	$(18,209)
Net cash provided by (used in) investing activities	(1,225,710)	(674,683)	16,477
Net cash provided by (used in) financing activities	1,493,139	793,784	(500)
Net increase (decrease) in cash and cash equivalents	$217,906	$105,146	$(2,232)
Net cash used in operating activities
The primary sources of our cash and cash equivalents from operating activities are collections from customers related to investment advisory services, medical device operations, and interest collections from our holdings of cash and cash equivalents. Our primary uses of cash and cash equivalents are for general and administrative expenses and employee-related expenditures. Non-cash items used to reconcile net loss to net cash and cash equivalents used in operating activities primarily include depreciation and amortization, unrealized gain (loss) on digital assets, at fair value, unrealized gain (loss) on investments in preferred equity, at fair value, loss on extinguishment of debt, share-based compensation expense, and other non-cash realized and unrealized amounts.
For the nine months ended September 30, 2026, net cash and cash equivalents used in operating activities was $49.5 million. This was primarily driven by a $14.5 million net loss generated by Strive, which was driven by operating expenses of $83.7 million, transaction costs of $6.5 million, and other non-cash realized and unrealized losses of $13.8 million, which were partially offset by net investment gains of $11.9 million, total revenues of $8.4 million, other income of $2.5 million, and a bargain purchase gain of $66.7 million. Strive’s net loss was adjusted for non-cash items totaling $31.5 million. Further, Strive had a net change in operating assets and liabilities of $3.6 million, driven by a decrease in accounts payable and other liabilities of $17.2 million and an increase in other non-current assets of $0.4 million, which was partially offset by an increase in compensation and benefits payable of $10.4 million, a decrease in prepaid expenses of $2.3 million and a decrease in other current assets of $1.4 million.
For the period from September 12, 2025 to September 30, 2025, net cash and cash equivalents used in operating activities was $14.0 million. This was primarily driven by a $192.3 million net loss generated by Strive, which was driven by a goodwill and intangible asset impairment of $140.8 million, net investment losses of $24.9 million, operating expenses of $19.5 million, and transaction costs of $7.5 million, partially offset by total revenues of $0.3 million. Strive’s net loss was adjusted for non-cash items totaling $184.9 million. Further, Strive had a net change in operating assets and liabilities of $6.6 million, driven by a decrease in accounts payable and other liabilities of $5.4 million and an increase in prepaid expenses of $2.9 million, which were partially offset by a decrease in other current assets of $1.5 million and an increase in compensation and benefits payable of $0.3 million.
For the period from January 1, 2025 to September 11, 2025, net cash and cash equivalents used in operating activities was $18.2 million. This was primarily driven by a $27.0 million net loss generated by Strive, which was driven by operating expenses of $16.1 million and transaction costs of $15.7 million, partially offset by total revenues of $4.2 million and net other income of $0.6 million. Strive’s net loss was adjusted for non-cash items totaling $2.5 million. Further, Strive had a net change in operating assets and liabilities of $6.2 million, driven by an increase in accounts payable and other liabilities of $9.8 million, partially offset by an increase in other non-current assets of $0.7 million, an increase in other current assets of $1.6 million, an increase in prepaid expenses of $0.2 million, and a decrease in compensation and benefits payable of $1.0 million.
Net cash provided by (used in) investing activities
For the nine months ended September 30, 2026, net cash and cash equivalents used in investing activities was $1,225.7 million, primarily due to purchases of digital asset investments of $1,182.4 million and purchases of investments in preferred equity of $50.5 million, partially offset by cash acquired through the Semler Scientific Merger of $3.5 million and cash received from return of capital dividends on our investments in preferred equity of $3.7 million.
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
Net cash provided by (used in) financing activities
For the nine months ended September 30, 2026, net cash and cash equivalents provided by financing activities was $1,493.1 million, primarily due to proceeds from the issuance of SATA Stock and Class A common stock of $986.6 million and $577.9 million, respectively, as well as proceeds from the exercise of warrants of $39.1 million,which were partially offset by the payment of financing costs of $18.2 million. The Company also paid dividends on preferred stock of $61.9 million and extinguished the Coinbase Loan and remaining Semler Convertible Notes for $20.3 million and $10.0 million, respectively.
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
Non-GAAP adjusted net income (loss)
Non-GAAP adjusted net income (loss), non-GAAP adjusted net income (loss) attributable to common stockholders, and the related non-GAAP adjusted net income (loss) per diluted common share excludes the impact of (i) share-based compensation expense, (ii) depreciation and amortization, (iii) change in fair value on long-term notes payable, at fair value, (iv) loss on extinguishment of debt, (v) loss on change in fair value of bitcoin held as collateral under Coinbase Loan, (vi) transaction costs, (vii) bargain purchase gain, (viii) other investment gain (loss), (ix) other derivative loss, (x) impairment of medical device research and development intangible asset, and (xi) goodwill and intangible asset impairment. We believe these measures offer management and investors insight as they exclude significant non-cash and/or non-recurring items. The following provides GAAP measures of net loss, net loss attributable to common stockholders, and net loss per diluted common share and the details with respect to reconciling the line items to non-GAAP adjusted net income (loss), non-GAAP adjusted net income (loss) attributable to common stockholders, and non-GAAP adjusted net income (loss) per diluted common share (all amounts in thousands, other than share and per share information):

	Successor		Predecessor
	Three Months Ended September 30, 2026	Period From September 12, 2025 to September 30, 2025	Period From July 1, 2025 to September 11, 2025
Net income (loss)	$509,032	$(192,287)	$(14,366)
Share-based compensation expense	6,523	16,294	—
Depreciation and amortization	78	12	43
Other investment gain	(1,497)	—	—
Other derivative loss	—	14,731	—
Impairment of medical device research and development intangible asset	14,650	—	—
Goodwill and intangible asset impairment	—	140,785	—
Transaction costs	—	7,484	10,280
Non-GAAP adjusted net income (loss)	$528,786	$(12,981)	$(4,043)
Dividends on preferred stock	(34,231)	—	—
Non-GAAP adjusted net income (loss) attributable to common stockholders	$494,555	$(12,981)	$(4,043)

Weighted average number of diluted common shares outstanding	90,534,798	43,617,459	2,325,783
Net income (loss) per diluted common share	$5.24	$(4.41)	$(6.18)
Non-GAAP adjusted net income (loss) per diluted common share	$5.46	$(0.30)	$(1.74)

	Successor		Predecessor
	Nine Months Ended September 30, 2026	Period From September 12, 2025 to September 30, 2025	Period From January 1, 2025 to September 11, 2025
Net loss	$(14,477)	$(192,287)	$(26,990)
Share-based compensation expense	18,736	16,294	—
Depreciation and amortization	254	12	149
Other investment loss	1,304	—	—
Other derivative loss	—	14,731	—
Change in fair value on long-term notes payable, at fair value	2,464	—	—
Loss on extinguishment of debt	8,431	—	—
Loss on change in fair value of bitcoin held as collateral under Coinbase Loan	2,594	—	—
Impairment of medical device research and development intangible asset	14,650	—	—
Goodwill and intangible asset impairment	—	140,785	—
Transaction costs	6,525	7,484	15,717
Bargain purchase gain	(66,704)	—	—
Non-GAAP adjusted net loss	$(26,223)	$(12,981)	$(11,124)
Dividends on preferred stock	(73,894)	—	—
Non-GAAP adjusted net loss attributable to common stockholders	$(100,117)	$(12,981)	$(11,124)

Weighted average number of diluted common shares outstanding	75,429,254	43,617,459	2,299,243
Net loss per diluted common share	$(1.17)	$(4.41)	$(11.74)
Non-GAAP adjusted net loss per diluted common share	$(1.33)	$(0.30)	$(4.84)
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
Bitcoin Market Price Risk
We have invested, and plan to continue to invest, a significant amount of our capital into bitcoin and bitcoin-related products. Our investments in bitcoin are recorded at fair value on a recurring basis using observed prices from active exchanges, with changes in fair value recorded in net income. The market price of bitcoin may fluctuate significantly, and declines in market price of bitcoin could result in a material adverse effect on our financial results in future periods. As of September 30, 2026, the Company held approximately 28,000 bitcoin with a fair value of $2.3 billion.
Interest Rate Risk
We are exposed to changes in interest rates primarily via our SATA Stock, which accumulates cumulative dividends, which we refer to in this Item 3. Quantitative and Qualitative Disclosures About Market Risk as “regular dividends”, at a variable dividend rate, which was initially set at 12.00% per annum with respect to the first regular dividend period. However, we have the right, in our sole and absolute discretion, to adjust the regular dividend rate applicable to subsequent regular dividend periods, subject to certain restrictions, including restrictions on the maximum reduction of the dividend rate and a requirement to declare a dividend equal to at least the monthly SOFR per annum rate. Our current intention (which is subject to change in our sole and absolute discretion) is to take measures, such as adjusting the regular dividend rate per annum, in such manner as we believe will cause the SATA Stock to trade at prices within its stated long-term range of $99 and $101 per share. We have increased regular dividends on SATA Stock, most recently from 12.75% per annum to 13.00% per annum, for the periods commencing on or after April 15, 2026.
As of October 30, 2026, if we determined to increase the regular dividend rate on our SATA Stock by 0.50%, the SATA Stock’s monthly dividend accrual would increase by approximately $0.6 million. We do not believe our interest rate risk exposure via the SATA Stock is material as of October 30, 2026.
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
(b) Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company's management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes, during the third quarter of 2026.

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
On August 29, 2025, a purported stockholder of Semler Scientific filed a lawsuit captioned Ravi Krishnamoorthy v. Semler Scientific, Inc., et al., No. 5:25-cv-07303, in the U.S. District Court for the Northern District of California, against Semler Scientific and three current or former officers on behalf of a putative class of stockholders who purchased shares of Semler Scientific from March 10, 2021 to April 15, 2025. An amended complaint was filed on June 16, 2026. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and of SEC rules promulgated thereunder, challenging, among other things, the timing and extent of Semler Scientific’s public disclosure of a potential claim by the DOJ against Semler Scientific and subsequent negotiation of an agreement in principle to resolve the matter and third-party insurance coverage and reimbursement for a medical device. The amended complaint seeks recovery of unspecified damages, interest, and an award of the attorneys’ fees and costs. On August 17, 2026, Semler Scientific filed a motion to dismiss the amended complaint, and Plaintiff filed their opposition to the motion to dismiss on October 16, 2026. Semler Scientific will file a reply to Plaintiff’s opposition by November 16, 2026. The motion to dismiss hearing is currently noticed for December 10, 2026 at 10 a.m. in San Jose, CA. Semler Scientific denies any liability or misconduct and intends to vigorously defend the litigation.
Item 1A. Risk Factors
Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described in Part I, Item 1A in “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 19, 2026, this Quarterly Report on Form 10-Q, and in our other filings with the SEC before deciding whether to purchase our securities. Any of the risk factors we described in "Part I - Item 1A. Risk Factors" in our Annual Report or in subsequent periodic reports have affected, or could materially and adversely affect, our business, financial condition, results of operations, and prospects. The market price of shares of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in "Risk Factors" are forward-looking statements. See "Forward-Looking Statements."
There were no material changes to our risk factors during the three months ended September 30, 2026 other than as follows.
Risks Related to Our Preferred Stock
Although our SATA Stock and our SATS Stock are senior to our Class A Common Stock and Class B Common Stock, our SATS Stock is junior to our SATA Stock, and each is junior to our existing and future indebtedness, structurally junior to the liabilities of our subsidiaries and subject to the rights and preferences of any other class or series of preferred stock then outstanding.
If we liquidate, dissolve or wind up, whether voluntarily or involuntarily, then our assets will be available to distribute to our equity holders, including holders of our SATA Stock, our SATS Stock, our Class A Common Stock and our Class B Common Stock, only if all of our then-outstanding indebtedness is first paid in full. The remaining assets, if any, would then be allocated among the holders of our equity securities in accordance with their respective liquidation rights. Our SATA Stock is liquidation senior stock with respect to our SATS Stock. Accordingly, we would be required to pay the amounts due on our SATA Stock in full before making any payments on our SATS Stock. If we issue any liquidation senior stock in the future, then we would be required to pay the amounts due on such liquidation senior stock in full before making any payments on our SATA Stock, our SATS Stock or our common stock. If any assets remain after any liquidation senior stock is paid in full, those assets will be distributed pro rata among holders of our SATA Stock, SATS Stock and any other liquidation parity stock then outstanding. There may be insufficient remaining assets available to pay the liquidation preference and any accumulated and unpaid dividends on our SATA Stock or our SATS Stock in which case holders of our common stock would not receive any value for their shares. Our SATA Stock is also dividend senior stock with respect to our SATS Stock. As a result, we may be prohibited from paying accumulated dividends on our SATS Stock, or from purchasing, redeeming or acquiring our SATS Stock, until and unless we first pay accumulated dividends in full on our SATA Stock. If we issue any dividend senior stock in the future, such dividend senior stock could contain provisions that prohibit us from paying accumulated dividends on our SATA Stock or our SATS Stock, or from purchasing, redeeming or acquiring our SATA Stock or our SATS Stock until and unless we first pay accumulated dividends in full on such dividend senior stock. Any indebtedness we incur in the future would rank senior to our SATA Stock and our SATS Stock.

In addition, our subsidiaries have no obligation to pay any amounts on our SATA Stock or our SATS Stock. If any of our subsidiaries liquidates, dissolves or winds up, whether voluntarily or involuntarily, then we, as a direct or indirect common equity owner of that subsidiary, will be subject to the prior claims of that subsidiary’s creditors, including trade creditors and preferred equity holders. We may never receive any amounts from that subsidiary, and, accordingly, the assets of that subsidiary may never be available to make payments on our SATA Stock or our SATS Stock.
Our right to unilaterally reduce the regular dividend rate could cause our SATA Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of our SATA Stock to decrease, and could otherwise significantly harm investors in our securities.
Our SATA Stock accumulates cumulative regular dividends on the stated amount thereof at a variable rate per annum equal to the monthly regular dividend rate per annum. The regular dividend rate per annum was initially set at 12.00%. However, we have the right, in our sole and absolute discretion, to adjust the regular dividend rate per annum that applies to each regular dividend period that begins after the first regular dividend period. For example, most recently, on April 15, 2026, we announced an increase to the regular dividend rate per annum on SATA Stock from 12.75% to 13.00%, effective for monthly periods commencing on or after April 15, 2026. Our right to adjust the regular dividend rate per annum is subject to certain restrictions. For example, we are not permitted to reduce the regular dividend rate per annum that applies to any regular dividend period (i) by more than the following amount from the monthly regular dividend rate per annum applicable to the prior regular dividend period: the sum of (1) 25 basis points; and (2) the excess, if any, of (x) the monthly secured overnight financing rate ("SOFR") per annum on the first business day of such prior regular dividend period, over (y) the minimum of the monthly SOFR per annum rates that occur on the business days during the period from, and including, the first business day of such prior regular dividend period to, and including, the last business day of such prior regular dividend period; or (ii) to a rate per annum that is less than the monthly SOFR per annum in effect on the business day before we provide notice of the next regular dividend rate. In addition, we are not entitled to reduce the regular dividend rate per annum unless, at the time we provide the related notice of the adjustment, all accumulated regular dividends, if any, on our SATA Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full (or have been declared in full and consideration in kind and amount that is sufficient, in accordance with the certificate of designation, to pay such accumulated regular dividends, is set aside for the benefit of the preferred stockholders entitled thereto).
Our current intention, which is subject to change in our sole and absolute discretion, is to take measures, such as adjusting the regular dividend rate per annum, in such a manner as we believe will maintain SATA Stock’s trading price within its stated long-term range of $99 and $101 per share. We may, at any time in our sole and absolute discretion, and without the consent of any preferred stockholder, choose to reduce the monthly regular dividend rate per annum to the maximum extent permitted by the terms of our SATA Stock, without regard to the impact that reduction may have on the trading price or value of our SATA Stock.
If we reduce the regular dividend rate per annum, then the trading price or value of our SATA Stock could decrease significantly. If you hold SATA Stock at the time of such a decrease, the value of your investment could materially depreciate, and you may not be able to resell your SATA Stock at favorable prices, if at all. Moreover, the mere existence of our right to unilaterally reduce the regular dividend rate per annum could, in itself and without any actual reduction in the regular dividend rate per annum, cause our SATA Stock to trade at prices below those that may otherwise be expected.
Notwithstanding the limitations on our ability to reduce the regular dividend rate per annum, the trading price of SATA Stock could decline significantly if, for example, we reduce the dividend rate in successive regular dividend periods, or there is a market expectation that we do so. Further, consecutive reductions of the regular dividends rate on our SATA Stock may cause the regular dividend rate on SATA Stock to be viewed as reasonably expected to decline, which could result in adverse consequences to holders of SATA Stock. See “Risk Factors-The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of SATA Stock and our SATS Stock” below. If we reduce the regular dividend rate per annum to the minimum dividend rate of the monthly SOFR per annum, and the monthly SOFR per annum thereafter increases, we have no obligation to increase the monthly regular dividend rate per annum to the new monthly SOFR per annum. Moreover, SOFR has a limited history, and its future performance cannot be predicted.
Despite our current intention, which is to take measures, such as adjusting the regular dividend rate per annum, in such a manner as we believe will maintain SATA Stock’s trading price within its stated long-term range of $99 and $101 per share, since we are permitted to exercise our right to adjust the regular dividend rate per annum for any reason, the trading price of our SATA Stock could be significantly volatile. For example, we could choose to adjust the regular dividend rate per annum for reasons not directly related to the market value of our bitcoin holdings or the interest rate environment. Accordingly, the trading profile of our SATA Stock could be significantly different than that of our other securities. Increased volatility could harm investors by, for example, causing wide fluctuations in the implied yield of our SATA Stock and otherwise increasing the uncertainty regarding the price at which investors may resell their SATA Stock, if at all.
Certain provisions of our SATA Stock are intended to protect investors in the event we fail to declare and pay regular dividends on our SATA Stock. These provisions include restrictions on our ability to make payments on, or engage in certain other transactions relating to, other classes of our capital stock that rank junior to, or on parity with, our SATA Stock, including our SATS Stock and Class A Common Stock and any other junior securities, subject to limited exceptions. Our ability to reduce the regular dividend rate per annum could cause these provisions to be inadequate to protect investors. For example, we could reduce the regular dividend rate per annum to a sufficiently low rate that permits us to pay all accumulated regular dividends and avoid invoking the protective measures of these provisions.
We may not have sufficient funds to pay dividends in cash on our SATA Stock or our SATS Stock, or we may choose not to declare or pay dividends on our SATA Stock or our SATS Stock. In addition, regulatory and contractual restrictions may prevent us from declaring or paying dividends on our SATA Stock or our SATS Stock.
Concurrent with the closing of our registered initial public offering of our SATA Stock on November 10, 2025 (the “IPO Closing”), we established an initial dividend reserve in an amount equal to the first 12 months of dividend payments (which assumed dividend payments at a rate of 12.00% per annum) calculated as of the date of the IPO Closing (the “Initial Dividend Reserve”) and deposited an equivalent of $12.00 per share of SATA Stock into an account. Concurrent with the closing of our registered follow-on public offering of our SATA Stock on January 27, 2026 (the “Follow-On Closing”), we increased the dividend reserve in the in an amount equal to the first 12 months of dividend payments (assuming dividend payments are made at a rate of 12.25% per annum) calculated as of the date of the Follow-On Closing and deposited $12.25 per share of SATA Stock sold in such offering into an existing reserve account (such amount, together with the Initial Dividend Reserve, the “Dividend Reserve”). In March of 2026, we increased the dividend reserve as of such date to 18 months of dividends, including a combination of cash and marketable securities. At the closing of our registered public offering of our SATS Stock on October 20, 2026 (the “SATS Closing”), we further increased the reserve by an amount equal to the first 18 months of dividend payments on the SATS Stock, calculated as of the date of that offering by depositing an equivalent of $22.50 per share of SATS Stock into an existing account, funded by us with a combination of existing cash on hand and securities held by us, valued at the SATS Closing.
We have increased regular dividends on SATA Stock, most recently from 12.75% to 13.00% per annum for the monthly period commencing on or after April 15, 2026. Subject to compliance with Nevada law and any other applicable requirements, we may make dividend distributions from any other account maintained by us to the holders of the then-outstanding SATA Stock and SATS Stock on a monthly basis.
Our ability to declare and pay cash dividends on our SATA Stock and our SATS Stock will depend on many factors, including the following:
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
In addition, our board of directors or any duly authorized committee thereof may choose not to declare or pay accumulated dividends on our SATA Stock or on our SATS Stock for any reason. Accordingly, we may pay less than the full amount of accumulated dividends on our SATA Stock or on our SATS Stock. In addition, if we fail to declare and pay accumulated dividends on our SATA Stock or our SATS Stock in full, then the value of the SATA Stock or SATS Stock, as well as our Class A Common Stock, will likely decline.
Provisions contained in the instruments governing our future indebtedness may restrict or prohibit us from paying cash dividends on our SATA Stock or our SATS Stock. If the terms of our indebtedness restrict or prohibit us from paying dividends, then we may seek to refinance that indebtedness or seek a waiver that would permit the payment of dividends. However, we may be unable or may choose not to refinance the indebtedness or obtain a waiver.
Under NRS 78.288(2), we may declare dividends on our SATA Stock or our SATS Stock if, after giving each dividend effect, we are able to pay our debts as they become due in the usual course of business and our total assets would be equal to or more than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved immediately after the time of the dividend, to satisfy the preferential rights upon such dissolution of holders of shares of any class or series of our capital stock having preferential rights superior to those receiving the dividend.
If we fail to declare and pay full dividends on our SATA Stock, then we will be prohibited from paying dividends on our SATS Stock or Class A Common Stock and any other junior securities, subject to limited exceptions. Moreover, if we fail to declare and pay full dividends on our SATS Stock, then we will be prohibited from paying dividends on our Class A Common Stock and any other junior securities, subject to limited exceptions. Further, no dividends may be declared or paid on any class or series of dividend parity stock with respect to our SATA Stock or our SATS Stock, unless regular dividends are simultaneously declared on our SATA Stock or our SATS Stock on a pro rata basis.
We have not engaged an escrow or independent third-party agent to manage the distribution of dividends of our SATA Stock or our SATS Stock, nor entered into an escrow agreement or other similar arrangement.
We have not engaged, and do not intend to engage, an escrow or independent third-party agent to manage the distribution of dividends, nor entered into, and do not intend to enter into, an escrow agreement or other similar arrangement. While we intend to manage the distribution of dividends in good faith, there will not be independent custodianship of the funds allocated for distribution to the holders of SATA Stock and SATS Stock as dividends, which may result in the mismanagement or misallocation of such funds. In addition, the absence of an escrow or independent third-party agent imposes additional operational and administrative burdens on senior management, and holders of SATA Stock and SATS Stock may experience delayed or incorrect distributions of their dividends.
Our SATA Stock and our SATS Stock have limited voting rights.
Our SATA Stock confers no voting rights except with respect to certain dividend arrearages, certain amendments to the terms of our SATA Stock and certain other limited circumstances, and except as required by the NRS. Our SATS Stock confers no voting rights except with respect to certain amendments to the terms of the SATS Stock, and certain other limited circumstances, and except as required by the NRS. Holding our SATA Stock or our SATS Stock does not confer the right to vote together with holders of our Class A Common Stock on matters on which our holders of Class A Common Stock are entitled to vote. For example, holders of our SATA Stock or our SATS Stock, as such, do not have the right to vote in the general election of our directors. Holders of our SATA Stock have a limited right, voting together with holders of any voting parity stock, if any, with similar voting rights regarding the election of directors upon a failure to pay dividends, which similar voting rights are then exercisable, to elect one director upon the occurrence of a “regular dividend non-payment event.” For the full terms of our SATA Stock, see Item 1 to the Form 8-A we filed with the SEC on November 7, 2025. For the full terms of our SATS Stock, see Item 1 to the Form 8-A we filed with the SEC on October 19, 2026. Accordingly, the voting provisions of our SATA Stock and our SATS Stock may not afford meaningful protections.
Without the consent of any holder of our SATA Stock, our SATS Stock or Class A Common Stock, we may issue preferred stock in the future that ranks equally with our SATA Stock or our SATS Stock with respect to dividends and liquidation rights, which may adversely affect the rights of preferred and common stock stockholders.
Without the consent of any holder of SATA Stock or Class A Common Stock, we may authorize and issue preferred stock (including additional SATA Stock) that ranks equally with our SATA Stock with respect to the payment of dividends and other distributions or the distribution of assets upon our liquidation, dissolution or winding up. Without the consent of any holder of our SATS Stock, we may authorize and issue preferred stock (including additional SATS Stock and SATA Stock) that ranks equally with or senior to our SATS Stock with respect to the payment of dividends and other distributions or the distribution of assets upon liquidation, dissolution or winding up. If we issue any such preferred stock in the future, the rights of holders of our SATA Stock or our SATS Stock and our Class A Common Stock will be diluted and the value of our SATA Stock or SATS Stock and Class A Common Stock may decline. For example, if we issue any dividend parity stock with respect to our SATA Stock or our SATS Stock in the future, no dividends may be declared or paid on the SATA Stock or SATS Stock unless regular dividends are simultaneously declared on any dividend parity preferred stock on a pro rata basis. If we issue any dividend senior stock in the future (including additional SATA Stock), such dividend senior stock could contain (or, in the case of our SATA Stock, does contain) provisions that prohibit us from paying dividends on the SATS Stock or purchasing, redeeming or acquiring the SATS Stock until and unless we first pay accumulated dividends in full on such dividend senior stock. The issuance of any preferred stock in the future would also have the effect of further subordinating our Class A Common Stock.
The terms of our SATA Stock and our SATS Stock will not impose any contractual restrictions on our use of dividend reserve funds and any such funds could be subject to the claims of creditors.
Concurrent with the IPO Closing, we established a reserve for dividends to hold funds for dividend distributions payable to the holders of our then-outstanding SATA Stock. Concurrent with the SATS Closing, we increased the existing dividend reserve for dividend distributions payable to the holders of our then-outstanding SATS Stock. However, the terms of our SATA Stock and our SATS Stock do not impose any contractual restrictions or limit our discretion on how we may use the funds in the dividend reserve, nor grant any liens or contractual rights in favor of the holders of our SATA Stock or our SATS Stock over such funds. For example, we are permitted to invest the proceeds of the dividend reserve in various capital preservation instruments, including short-term investment grade, interest-bearing securities, and money-market funds. We expect that any investment income earned from the dividend reserves will be remitted to us to use for working capital or general corporate purposes, including the acquisition of additional bitcoin. In addition, we are not contractually required to increase our contributions to the dividend reserve if the dividend rate on SATA Stock increases above 13.00% or if we issue additional SATA Stock or SATS Stock. In the event we experience any insolvency issues and/or file for bankruptcy, the proceeds held in the dividend reserve could be subject to the claims of creditors.

The condition of the financial markets, prevailing interest rates and other factors could significantly affect the trading price of our SATA Stock or our SATS Stock.
The condition of the financial markets and changes in prevailing interest rates can have an adverse effect on the trading price of our SATA Stock or our SATS Stock. For example, prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, and we would expect an increase in prevailing interest rates to depress the trading price of our SATA Stock or our SATS Stock. An increase in short- or long-term interest rates, including as a result of a rise in actual or expected inflation, could cause the trading price of our SATA Stock or our SATS Stock to fall significantly.
Future sales, or the perception of future sales, of our Class A Common Stock, our debt instruments, our SATA Stock, our SATS Stock or other classes or series of liquidation parity stock or dividend parity stock could depress the trading price of our listed securities.
We may issue and sell additional shares of Class A Common Stock, shares of SATA Stock, shares of SATS Stock, notes, or other classes or series of liquidation parity stock or dividend parity stock in subsequent offerings to raise capital, or may issue such securities for other purposes, including in connection with the acquisition of additional bitcoin. We cannot predict the size and terms of future issuances of such securities or the effect, if any, that future issuances and sales of such securities will have on the trading price of our listed securities.
Transactions involving newly issued Class A Common Stock, debt, SATA Stock, SATS Stock or other series of liquidation parity stock or dividend parity stock could result in a decrease in the trading price of our Class A Common Stock, our SATA Stock and our SATS Stock.
We may be unsuccessful in achieving, or may abandon, our current intention of taking measures in such a manner as we believe (in our sole and absolute judgment) would be designed to cause the SATA Stock to trade at prices, or otherwise have a value, within its targeted long-term trading range of $99 and $101 per share.
Our current intention, which is subject to change in our sole and absolute discretion, is to take measures, including adjusting the monthly regular dividend rate per annum on our SATA Stock, in such a manner as we believe will maintain SATA Stock’s trading price within its stated long-term range of $99 and $101 per share. However, we have no obligation to do so, and even if we attempt to achieve our current stated intent, any actions we take may fail to achieve or maintain a long-term trading level for the SATA Stock between $99 and $101 per share. For example, if the SATA Stock is trading at a price per share above $101 and we reduce the monthly regular dividend rate per annum with the goal of decreasing the trading price per share of the SATA Stock, such reduction may cause the trading price of the SATA Stock to decrease by a greater amount than we anticipate.
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
From time to time, we may publicly disclose our expected policies regarding adjustments to the monthly regular dividend rate per annum of the SATA Stock. These disclosures may include specific numerical frameworks setting forth the amount of any change to the monthly regular dividend rate per annum that we intend to make based on the trading price of the SATA Stock or other metrics. In all cases, these disclosures refer only to our current intent as of the time of the applicable disclosure; they are neither a guarantee that the SATA Stock will trade at a specified price in response to any changes to the monthly regular dividend rate per annum, nor a guarantee that we will make any specific adjustment to the monthly regular dividend rate per annum. Moreover, we are free to abandon our stated intent, as described above, or any policies or frameworks that we may subsequently disclose publicly, at any time in our sole and absolute discretion and without the consent of any preferred stockholder. See “Risk Factors-Risks Related to Our Preferred Stock-Our right to unilaterally reduce the regular dividend rate could cause our SATA Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of our SATA Stock to decrease, and could otherwise significantly harm investors” above.
Holders of our SATA Stock or our SATS Stock may be treated as receiving deemed distributions, and consequently may be subject to tax with respect to our SATA Stock or SATS Stock under certain circumstances, even though no corresponding distribution of cash has been made.
Under Section 305 of the Internal Revenue Code of 1986, as amended (the “Code”), holders of our SATA Stock or our SATS Stock may be treated as receiving a deemed distribution on our SATA Stock or our SATS Stock under certain circumstances, including (i) an increase in the liquidation preference of our SATA Stock or our SATS Stock, (ii) if our SATA Stock or our SATS Stock is issued at a discount or (iii) if we can call the SATA Stock at a price above its issue price. The liquidation preference of each of the SATA Stock and the SATS Stock is subject to adjustment in the manner described in Item 1 to the Form 8-A we filed with the SEC on November 7, 2025 and Item 1 to the Form 8-A we filed with the SEC on October 19, 2026, respectively, which adjustment may result in an increase in the liquidation preference. In addition, if our board of directors does not declare a dividend on our SATA Stock or our SATS Stock in respect of any dividend period before the related dividend payment date, the deferred dividend may be treated as an increase in the respective liquidation preference of our SATA Stock or our SATS Stock. In either case, any increase in the liquidation preference could give rise to a deemed dividend to holders of our SATA Stock or our SATS Stock, respectively. Although the matter is not entirely clear, we believe any such adjustment of liquidation preference in the manner described in Item 1 to the Form 8-A we filed with the SEC on November 7, 2025, deferred dividend, discount or call premium should not be treated as giving rise to a deemed distribution on our SATA Stock. Similarly, we believe any such adjustment of liquidation preference in the manner described in Item 1 to the Form 8-A we filed with the SEC on October 19, 2026, deferred dividend or discount should not be treated as giving rise to a deemed distribution on our SATS Stock. However, there is no assurance that the Internal Revenue Service (“IRS”) or an applicable withholding agent will not take a contrary position. It is also possible you may be treated as receiving a deemed distribution under Section 305 of the Code if we elect to increase the price at which we exercise our optional redemption right, with the likelihood of such treatment depending on the circumstances existing at the time the redemption price is adjusted.
Any deemed distribution will generally be taxable to the same extent as a cash distribution. In addition, for any holder of our SATA Stock or SATS Stock that is considered a non-U.S. person for U.S. federal income tax purposes, any deemed distribution could be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty. Because deemed distributions received by a holder of our SATA Stock or SATS Stock would not give rise to any cash from which any applicable withholding tax could be satisfied, if we (or an applicable withholding agent) pay withholding (including backup withholding) on behalf of a holder of our SATA Stock or SATS Stock, we (or an applicable withholding agent) may set off any such payment against, or withhold such taxes from, payments of cash to such holder of our SATA Stock or our SATS Stock, respectively, or sales proceeds received by, or other funds or assets of, such holder of our SATA Stock or our SATS Stock, as applicable, or require alternative arrangements with respect to such withholding taxes.
The application of the rules under Section 305 of the Code to our SATA Stock or our SATS Stock is uncertain, and holders of our SATA Stock or our SATS Stock should consult their tax advisors about the impact of these rules in their particular situations.
Holders of our SATA Stock or our SATS Stock may not be entitled to the dividends-received deduction or preferential tax rates applicable to qualified dividend income.
Distributions paid to corporate U.S. holders of our SATA Stock or our SATS Stock may be eligible for the dividends-received deduction and distributions paid to non-corporate U.S. holders of our SATA Stock or our SATS Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes and certain holding period and other requirements are met. We may not have sufficient current or accumulated earnings and profits during any fiscal year for the distributions on our SATA Stock or our SATS Stock to qualify as dividends for U.S. federal income tax purposes. If any distributions on our SATA Stock or our SATS Stock with respect to any fiscal year are not eligible for the dividends-received deduction or for the preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, the respective trading price of the SATA Stock or SATS Stock may decline.
The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our SATA Stock and our SATS Stock.
Under Treasury Regulations promulgated under Section 7701(l) of the Code (the “Fast-Pay Stock Regulations”), if stock of a corporation is structured such that dividends paid with respect to the stock are economically (in whole or in part) a return of the stockholder’s investment (rather than a return on the stockholder’s investment), then the stock is characterized as “fast-pay stock” and is subject to adverse tax reporting requirements and potentially penalties, as described below. In addition, under the

Fast-Pay Stock Regulations, unless clearly demonstrated otherwise, stock is presumed to be fast-pay stock if it is structured to have a dividend that is reasonably expected to decline (as opposed to a dividend rate that is reasonably expected to fluctuate or remain constant) (for such purpose, the dividend rate may be viewed as reasonably expected to decline if we are reasonably expected to stop paying regular dividends on our SATA Stock or our SATS Stock, or in the case of our SATA Stock if we are reasonably expected to reduce the monthly regular dividend rate over a meaningful time period) or is issued for an amount that exceeds (by more than a de minimis amount, as determined under applicable Treasury Regulations) the amount at which the stockholder can be compelled to dispose of the stock. It is not clear what amount would constitute “de minimis” in the case of stock with a perpetual term.
The determination of whether stock is fast-pay stock is based on all the facts and circumstances. To determine whether it is fast-pay stock, stock is examined when issued, and, for stock that is not fast-pay stock when issued, when there is a significant modification in the terms of the stock or the related agreements or a significant change in the relevant facts and circumstances. The relevant tax regulations do not indicate the types of significant changes in facts and circumstances that are intended to give rise to such a determination, and therefore it is possible that such a change could arise when, for example, there is a change to the terms of optional redemption or a compounded dividend rate comes into effect. We do not believe that our SATA Stock or our SATS Stock is fast-pay stock.
We may issue additional shares of our SATA Stock or our SATS Stock (or resell any shares of our SATA Stock or our SATS Stock that we or any of our subsidiaries have purchased or otherwise acquired) (such additional or resold shares, the “Additional Shares”). We do not intend to issue any Additional Shares that would be treated as fast-pay stock. Moreover, we intend to obtain advice of counsel in connection with future offerings of Additional Shares for the purpose of analyzing the consequences of issuing such Additional Shares in light of any legal developments regarding the definition of fast-pay stock. As the liquidation preference of the SATA Stock is subject to adjustment in the manner described in Item 1 to the Form 8-A we filed with the SEC on November 7, 2025 and our current intention is to issue any Additional Shares of our SATA Stock at a price per share not more than $110 plus accrued and unpaid dividends that may apply to such instrument at the time of its issuance, it is generally not expected that the Additional Shares of our SATA Stock would be issued at such a level of premium above their liquidation preference or optional redemption price at the time of sale of such Additional Shares so as to implicate the fast-pay stock rules. Similarly, as the liquidation preference of the SATS Stock is subject to adjustment in the manner described in Item 1 to the Form 8-A we filed with the SEC on October 19, 2026, it is generally not excepted that the Additional Shares of our SATS Stock would be issued at such a level of premium above their liquidation preference at the time of such of such Additional Shares so as to implicate the fast-pay stock rules. In addition, we do not intend to adjust the regular dividend rate on our SATA Stock in a manner that would cause the SATA Stock to be treated as fast-pay stock. Any adjustment to the regular dividend rate is expected to be consistent with our current intention to maintain a long-term trading level for the SATA Stock between $99 and $101 per share, and therefore the SATA Stock’s dividend rate is generally expected to fluctuate over time. Nonetheless, there may be increased risk that the IRS could assert that such Additional Shares constitute fast-pay stock.
Transactions involving fast-pay stock arrangements are treated as “listed transactions” for U.S. federal income tax purposes. Issuers and holders of any shares of fast-pay stock would be required to report their participation in the transaction on IRS Form 8886 on an annual basis with their U.S. federal income tax returns and would also be required to mail a copy of that form to the IRS Office of Tax Shelter Analysis. Failure to comply with those disclosure requirements could result in the assessment by the IRS of interest, additions to tax and onerous penalties. In addition, an accuracy-related penalty applies under the Code to any reportable transaction understatement attributable to a listed transaction if a significant purpose of the transaction is the avoidance or evasion of U.S. federal income tax. Furthermore, certain material advisors would also be required to file a disclosure statement with the IRS. If we determine that we are required to file an IRS Form 8886 (including a protective filing) in connection with the potential issuance of fast-pay stock with respect to our previously issued SATA Stock, SATS Stock or Additional Shares, we intend to provide public notice to the holders of our previously issued SATA Stock, SATS Stock or Additional Shares, as applicable, which notice may be by a press release, by publication on our investor relations website, or by filing a current report on Form 8-K with the SEC.
Notwithstanding our intent not to issue Additional Shares that would be fast-pay stock, the rules regarding the definition of fast-pay stock are unclear in certain respects and, therefore, the IRS could disagree with our determination and treat such Additional Shares as fast-pay stock. In addition, even though we believe that our previously issued SATA Stock and SATS Stock is not fast-pay stock, treatment of the Additional Shares as fast-pay stock could result in adverse consequences to holders of our previously issued SATA Stock or SATS Stock because such Additional Shares may be indistinguishable from our previously issued SATA Stock or SATS Stock. See “Risk Factors-A future issuance of Additional Shares could have an adverse tax profile, which could subject holders of our previously issued SATA Stock or SATS Stock to adverse consequences” below.
Accordingly, holders of our SATA Stock or our SATS Stock are strongly urged to consult their tax advisors regarding the Fast-Pay Stock Regulations and their potential consequences to an investment in our SATA Stock or our SATS Stock.
A future issuance of Additional Shares could have an adverse tax profile, which could subject holders of our previously issued SATA Stock or SATS Stock to adverse consequences.
If we issue Additional Shares that have a different, and potentially adverse, tax profile or treatment for U.S. federal income tax purposes from our previously issued SATA Stock or SATS Stock, since such Additional Shares would trade under the same CUSIP or other identifying number as that of our previously issued SATA Stock or SATS Stock, respectively, our previously issued SATA Stock or SATS Stock may be treated by subsequent purchasers, withholding agents and potentially the IRS as having the same profile or treatment as such Additional Shares if our previously issued SATA Stock or SATS Stock is not otherwise distinguishable from the shares of SATA Stock or SATS Stock subject to such adverse treatment, as applicable.
For example, notwithstanding our intent not to issue any Additional Shares that are fast-pay stock, the IRS could assert that such Additional Shares constitute fast-pay stock. See “Risk Factors-The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of our SATA Stock or our SATS Stock.” above.
Furthermore, if any Additional Shares are issued at a price that exceeds their liquidation preference, such Additional Shares would constitute “disqualified preferred stock” within the meaning of Section 1059(f)(2) of the Code and any corporate U.S. holder generally will be required to reduce its tax basis (but not below zero) in our SATA Stock or our SATS Stock by the amount of any dividends-received deduction it receives. The liquidation preference of each the SATA Stock and the SATS Stock is subject to adjustment in the manner described in Item 1 to the Form 8-A we filed with the SEC on November 7, 2025 and Item 1 to the Form 8-A we filed with the SEC on October 19, 2026, respectively, which adjustment may be taken into account for purposes of disqualified preferred stock determination. If Additional Shares issued are considered disqualified preferred stock, our previously issued SATA Stock or SATS Stock could also be subject to same treatment as a practical matter due to fungible trading.
If any Additional Shares are sold at a discount (or at a discount that exceeds the discount that applies to our previously issued SATA Stock or SATS Stock), such Additional Shares may be subject to rules that require the accrual of such discount (or such greater discount) currently over the deemed term of the Additional Shares as deemed distributions under U.S. tax rules similar to those governing original issue discount for debt instruments. In that event, the IRS or a withholding agent may treat any such discount as resulting in deemed taxable distributions with respect to our previously issued SATA Stock or SATS Stock as well as such Additional Shares.
Because the IRS or other parties (such as withholding agents) may not be able to distinguish between our SATA Stock or our SATS Stock and the Additional Shares, a holder of our SATA Stock or our SATS Stock might be subject to adverse tax consequences or might be required to demonstrate to the IRS (or such other parties) that the holder purchased our SATA Stock or our SATS Stock as opposed to such Additional Shares. Moreover, any adverse tax consequences as described above in connection with the future issuance of Additional Shares may adversely affect the market value of our SATA Stock or our SATS Stock, respectively.
Provisions of our SATA Stock or our SATS Stock could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the SATA Stock or SATS Stock could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a Fundamental Change (as defined in the SATA Stock certificate of designation and SATS Stock certificate of designation), then, subject to certain exceptions, holders of our SATA Stock or our SATS Stock will have the right to require us to repurchase their SATA Stock or SATS Stock for cash. For the full terms of our SATA Stock, see Item 1 to the Form 8-A we filed with the SEC on November 7, 2025 and for the full terms of our SATS Stock, see Item 1 to the Form 8-A we filed with the SEC on October 19, 2026. These fundamental change provisions could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our SATA Stock, holders of our SATS Stock or holders of our Class A Common Stock may view as favorable.
Your investment in the SATA Stock or SATS Stock may be harmed if we redeem the SATA Stock or SATS Stock.
We have the right to redeem our SATA Stock or our SATS Stock in certain circumstances. For the full terms of our SATA Stock, see Item 1 to the Form 8-A we filed with the SEC on November 7, 2025 and for the full terms of our SATS Stock, see Item 1 to the Form 8-A we filed with the SEC on October 19, 2026. If we redeem your SATA Stock or your SATS Stock, then you may be unable to reinvest any proceeds from the redemption in comparable investments at favorable dividend or interest rates. Furthermore, if we elect to redeem the SATA Stock, the redemption price per share of SATA Stock that we redeem may be less than the price per share of SATA Stock that you may receive upon a sale of your SATA Stock in the open market. In addition, a redemption of less than all of the outstanding SATA Stock may harm the liquidity of the market for the unredeemed SATA Stock following the redemption. Accordingly, if your SATA Stock is not redeemed in a partial redemption, then you may be unable to sell your SATA Stock at the times you desire or at favorable prices, if at all, and the trading price of your SATA Stock may decline.
We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.
Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our bitcoin strategy, our use of leverage, the manner in which our bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Treasury Reserve

Policy would require the approval of our board of directors, no stockholder or regulatory approval would be necessary. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding bitcoin. Additionally, we are not a registered money market fund under the Investment Company Act of 1940, as amended, and we do not operate as a registered money market fund. Holders of our SATA Stock or our SATS Stock do not benefit from the protections available to holders of securities of a registered money market fund. Bitcoin does not have a similar risk profile to the assets required to be held by money market funds because, among other things, it is much more volatile and involves no principal protection. Unlike money market funds, we do not price our securities, including our SATA Stock and our SATS Stock, based on the net asset value of the pool of assets backing the securities. We are also not subject to any regulation requiring that we maintain any particular pricing or stable value, and we are not subject to the fee restrictions or liquidity requirements applicable to registered money market funds.
The accounting method for our SATA Stock or our SATS Stock may result in lower reported net earnings attributable to common stockholders.
The accounting method for reflecting the provisions of our SATA Stock or our SATS Stock in our financial statements may adversely affect our reported earnings. We expect that applicable accounting standards will require us to separately account for certain redemption features associated with our SATA Stock or our SATS Stock as embedded derivatives. Under this treatment, any embedded derivatives will be measured at their fair value and accounted for separately as liabilities that are marked-to-market at the end of each reporting period. For each financial statement period after the issuance of the SATA Stock or the SATS Stock, a gain or loss will be reported in our statement of operations to the extent the valuation of any of the embedded derivatives changes from the previous period. This accounting treatment may subject our reported net income (loss) to significant non-cash volatility.
Furthermore, we have not reached a final determination regarding the accounting treatment for our SATA Stock or our SATS Stock, and the description above is preliminary. In addition, accounting standards may change in the future. Accordingly, we may account for our SATA Stock or our SATS Stock in future periods in a manner that is significantly different than described above.
Holding SATA Stock or SATS Stock does not, in itself, confer any rights with respect to our Class A Common Stock.
Holding SATA Stock or SATS Stock does not confer any rights with respect to our Class A Common Stock (including the voting rights of, and rights to receive any dividends or other distributions on, our Class A Common Stock). However, holders of our SATA Stock or our SATS Stock are subject to all changes affecting our Class A Common Stock to the extent the value of our SATA Stock or our SATS Stock depends on the market price of our Class A Common Stock. For example, if we propose an amendment to our charter documents that requires the approval of holders of our Class A Common Stock but not the approval of the preferred stockholders, then holders of any SATA Stock or SATS Stock will not, as such, be entitled to vote on the amendment, although those holders will be subject to any changes implemented by that amendment in the powers, preferences or special rights of our Class A Common Stock.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
There were no unregistered sales of the Company's equity securities during the three months ended September 30, 2026.
Purchases of Equity Securities
No repurchases of Class A common stock, SATA Stock, or SATS Stock by the Company occurred during the three months ended September 30, 2026.
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

3.4
Certificate of Amendment to Amended and Restated Certificate of Designation relating to the Variable Rate Series A Perpetual Preferred Stock, as filed with the Nevada Secretary of State on October 12, 2026 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 13, 2026).

3.5
Certificate of Designation of the 15.00% Series A Perpetual SATS Preferred Stock, as filed with the Nevada Secretary of State on October 19, 2026 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed on October 19, 2026).

10.1*	Strive, Inc. Short-Term Incentive Plan

10.2*	Form of Performance Stock Unit Agreement

10.3*
Amendment to Amended and Restated Controlled Equity OfferingSM Sales Agreement, dated November 6, 2026, by and between Strive, Inc. and Cantor Fitzgerald & Co., Barclays Capital Inc., Clear Street LLC, StoneX Financial Inc., B. Riley Securities, Inc., Maxim Group LLC and H.C. Wainwright & Co., LLC.

10.4*
Amendment to Amended and Restated Controlled Equity OfferingSM Sales Agreement, dated November 6, 2026, by and between Strive, Inc. and Cantor Fitzgerald & Co., Barclays Capital Inc., Clear Street LLC, StoneX Financial Inc., B. Riley Securities, Inc., Maxim Group LLC and H.C. Wainwright & Co., LLC.

10.5
Controlled Equity Offering℠ Sales Agreement, dated October 26, 2026, by and between Strive, Inc. and Cantor Fitzgerald & Co., Barclays Capital Inc., Clear Street LLC, StoneX Financial Inc., B. Riley Securities, Inc., Maxim Group LLC and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on October 26, 2026).

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

STRIVE, INC.

	By:	/s/ Matthew Cole
Matthew Cole
Chief Executive Officer
Date: November 6, 2026
	By:	/s/ Benjamin Pham
Benjamin Pham
Chief Financial Officer
Date: November 6, 2026